Form 10-Q
period 1996-06-30
COASTCAST CORP
filed 1996-07-25
CIK 914479

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from       to

                          __________________________________

                          Commission file number    1-12676


                                COASTCAST CORPORATION

                (Exact name of registrant as specified in its charter)

           CALIFORNIA                                            95-3454926
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

              3025 EAST VICTORIA STREET, RANCHO DOMINGUEZ, CA     90221
                 (Address of principal executive office)   (Zip Code)

           Registrant's telephone number, including area code (310)638-0595

                                    Not Applicable
                 (Former name, former address and former fiscal year,
                            if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  X           No
                      ---             ---
At July 22, 1996 there were outstanding 8,790,424 shares of common stock, no par value.

                                COASTCAST CORPORATION
                                        INDEX


                                                                                              Page
                                                                                             Number
                                                                                             ------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of June 30, 1996 and December 31,
         1995 (Unaudited)                                                                         3

    Condensed Consolidated Statements of  Income
         Three Months Ended June 30, 1996 and 1995 (Unaudited)                                    4
         Six Months Ended June 30, 1996 and 1995 (Unaudited)                                      5

    Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 1996 and 1995 (Unaudited)                                                       6

    Notes to Condensed Consolidated Financial Statements (Unaudited)                              7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
    of Operations                                                                                 9

PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings                                                                       11

Item 4.  Submission of Matter to a Vote of Securities Holders                                    11

Item 5.  Other Information                                                                       12

Item 6.  Exhibits and Reports on Form 8-K                                                        12

                                          2

                                COASTCAST CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               (Unaudited)
ASSETS                                                           June 30,         December 31,
                                                                   1996               1995
                                                              ------------        ------------
CURRENT ASSETS:
 Cash and cash equivalents                                    $ 10,534,000         $ 9,237,000
 Short-term investments, at cost,
  which approximates market value                                4,630,000          14,718,000
 Accounts receivable, net of allowance for doubtful
  accounts of $400,000 and $300,000 at June 30,
  1996 and December 31, 1995, respectively                      18,648,000           7,198,000
 Inventories (Note 2)                                           16,231,000           7,611,000
 Prepaid expenses and other current assets                       2,439,000           2,743,000
 Deferred income taxes                                           1,240,000           1,240,000
 Net current assets of discontinued operations (Note 3)            762,000             697,000
                                                              ------------        ------------
    Total current assets                                        54,484,000          43,444,000
PROPERTY, PLANT AND EQUIPMENT, net of
 accumulated depreciation and amortization of
 $13,722,000 and $12,676,000 at June 30, 1996
 and December 31, 1995, respectively                            18,821,000          15,214,000
OTHER ASSETS                                                       305,000             250,000
                                                              ------------        ------------
    TOTAL ASSETS                                               $73,610,000         $58,908,000
                                                              ------------        ------------
                                                              ------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Accounts payable                                              $ 6,581,000         $ 3,833,000
 Accrued liabilities                                             7,321,000           4,823,000
                                                              ------------        ------------
    Total current liabilities                                   13,902,000           8,656,000
LONG TERM DEBT                                                           -                   -
                                                              ------------        ------------
 Total liabilities                                              13,902,000           8,656,000
                                                              ------------        ------------
                                                              ------------        ------------

CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, no par value, 2,000,000 shares
  authorized, none issued and outstanding                                -                   -
 Common stock, no par value, 20,000,000 shares
  authorized; 8,788,499 and 8,734,694 shares
  issued and outstanding as of June 30, 1996
  and December 31, 1995, respectively                           37,970,000          37,036,000
 Retained earnings                                              21,738 000          13,216,000
                                                              ------------        ------------
    Total shareholders' equity                                  59,708,000          50,252,000
                                                              ------------        ------------
 TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY                                                      $73,610,000         $58,908,000
                                                              ------------        ------------
                                                              ------------        ------------



See notes to condensed consolidated financial statements.

                                COASTCAST CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)



                                                     For the Three Months
                                                        Ended June 30,
                                                -----------------------------
                                                    1996            1995
                                                -----------------------------

Sales                                           $ 42,508,000    $  23,518,000
Cost of sales                                     30,933,000       18,249,000
                                                -------------   -------------
Gross profit                                      11,575,000       5,269,0000
Selling, general and administrative expenses       3,188,000        1,759,000
                                                -------------   -------------
Income from operations                             8,387,000        3,510,000
Other income                                         240,000          369,000
                                                -------------   -------------
Income before provision for income taxes           8,627,000        3,879,000
Provision for income taxes                         3,623,000        1,602,000
                                                -------------   -------------

Net income                                      $  5,004,000    $   2,277,000
                                                -------------   -------------
                                                -------------   -------------

Net income per share (Note 4)                         $  .55    $         .25
                                                -------------   -------------


Weighted average shares outstanding                9,174,891      9,148,559


See notes to condensed consolidated financial statements.

                                COASTCAST CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)




                                                       For the Six Months
                                                         Ended June 30,
                                                 -----------------------------
                                                    1996              1995
                                                 ------------      -----------

Sales                                           $71,852,000        $44,719,000
Cost of sales                                    52,496,000         35,529,000
                                                -----------        -----------
Gross profit                                     19,356,000          9,190,000
Selling, general and administrative expenses      5,374,000          3,578,000
                                                -----------        -----------
Income from operations                           13,982,000          5,612,000
Other income                                        608,000            736,000
                                                -----------        -----------
Income before provision for income taxes         14,590,000          6,348,000
Provision for income taxes                        6,068,000          2,602,000
                                                -----------        -----------
Net income                                      $ 8,522,000        $ 3,746,000
                                                -----------        -----------
                                                -----------        -----------

Net income per share (Note 4)                   $       .94        $       .41
                                                -----------        -----------

Weighted average shares outstanding               9,052,352          9,151,598



See notes to condensed consolidated financial statements.

                               COASTCOAST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                       For the Six Months
                                                         Ended June 30,
                                                  ----------------------------
                                                      1996            1995
                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                        $  8,522,000    $  3,746,000
Adustments to reconcile net income to net
  cash (used in) provided by operating
  activities:
  Depreciation and amortization                      1,113,000         900,000
  Loss on disposal of machinery and equipment           55,000           7,000
  Deferred income taxes                                 50,000          45,000
  Changes in operating assets and liabilities:
    Accounts receivable                            (11,450,000)     (2,589,000)
    Inventories                                     (8,620,000)        834,000
    Prepaid expenses and other current asset           210,000         392,000
    Income taxes payable                             1,783,000               -
    Accounts payable and accrued liabilities         3,557,000       1,400,000
    Change in accrual for disposal of
    aerospace business                                (115,000)       (110,000)
                                                  ------------    ------------
      Net cash (used in) provided by operating
        activities                                  (4,895,000)      4,625,000
                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net sales (purchases) of short-term investments   10,088,000      (5,657,000)
  Purchase of property, plant and equipment         (4,775,000)     (1,806,000)
  Proceeds from disposal of machinery and
    equipment                                                -               -
  Other assets                                         (55,000)       (173,000)
                                                  ------------    ------------
      Net cash provided by (used in) investing
        activities                                   5,258,000      (7,636,000)
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock upon
   exercise of options net of related tax benefit      806,000               -
  Non-employee director stock options                  135,000               -
  Repurchase of common stock                            (7,000)              -
                                                  ------------    ------------
      Net cash provided by financing activities        934,000               -
                                                  ------------    ------------

  NET INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                      1,297,000      (3,011,000)
  CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                        9,237,000       7,188,000
                                                  ------------    ------------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                       $ 10,534,000    $  4,177,000
                                                  ------------    ------------
                                                  ------------    ------------


              See notes to condensed consolidated financial statements.

                                COASTCAST CORPORATION
                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 1996, the related condensed consolidated statements of income for the three and six months and cash flows for the six months ended June 30, 1996 and 1995 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 1996 and for the periods then ended.

Although the Company believes that the disclosure in the condensed consolidated financial statements is adequate for a fair presentation thereof, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1995 audited statements were included in the Company's annual report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1995. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in that annual report.

The results of operations for the periods ended June 30, 1996 are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:
                                                      June 30,     December 31,
                                                       1996            1995
                                                   -----------     -----------

    Raw materials and supplies                     $5,538,000     $1,546,000
    Tooling                                           246,000        178,000
    Work-in-process                                 8,931,000      4,981,000
    Finished goods                                  1,516,000        906,000
                                                   -----------     -----------

                                                   $16,231,000     $7,611,000
                                                   -----------     -----------
                                                   -----------     -----------

3.  DISCONTINUED OPERATIONS

The plan adopted in October 1993 to phase out the aerospace business was essentially completed by June 1994. The net current assets of discontinued operations as of June 30, 1996 were $762,000, principally consisting of the estimated net realizable value of the Wallingford, Connecticut property including the related deferred tax asset.

In connection with the offering for sale of the Wallingford, Connecticut property, the Company had an environmental assessment performed, which identified the presence of certain chemicals associated with chlorinated solvents in groundwater beneath a portion of the property. The Company is currently conducting further investigation to determine the source and extent of the contamination. The Company has recorded the net assets associated with its discontinued operations at the estimated net realizable value. However, since the precise source and extent of the contamination has not been identified at this time, no assurances can be given that the proceeds to be realized upon the sale of this property less the cost of remediation will equal or exceed the estimated net realizable value.

4.  EARNINGS PER SHARE

Net income per share is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options, using the treasury stock method.

                                COASTCAST CORPORATION
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales increased 80.8% and 60.9% to $42.5 million and $71.9 million for the three months and six months ended June 30, 1996, respectively, from $23.5 million and $44.7 million for the three months and six months ended June 30, 1995, respectively. The increase was primarily due to sales of titanium clubheads, which have significantly higher unit sales prices than steel-alloy clubheads. Sales of titanium clubheads more than offset a decrease in sales of steel-alloy metal wood and iron clubheads.

Gross profit increased 118.9% and 110.9% to $11.6 million and $19.4 million for the three months and six months ended June 30, 1996, respectively, from $5.3 million and $9.2 million for the three months and six months ended June 30, 1995. Gross profit margins increased to 27.2% and 26.9% for the three months and six months ended June 30, 1996 respectively, from 22.4% and 20.6% for the comparable prior year periods, due principally to the shift in production to titanium clubheads.

Selling, general and administrative expense increased $1.4 million and $1.8 million, or 77.8% and 50.0%, to $3.2 million and $5.4 million for the three months and six months ended June 30, 1996, respectively, from $1.8 million and $3.6 million for the comparable prior year periods. The increase was due primarily to increased legal fees and increased payroll and related bonus expense.

DISCONTINUED OPERATIONS

The plan adopted in October 1993 to phase out the aerospace business was essentially completed by June 1994. The net current assets of discontinued operations as of June 30, 1996 were $762,000, principally consisting of the estimated net realizable value of the Wallingford, Connecticut property including the related deferred tax asset.

In connection with the offering for sale of the Wallingford, Connecticut property, the Company had an environmental assessment performed, which identified the presence of certain chemicals associated with chlorinated solvents in groundwater beneath a portion of the property. The Company is currently conducting further investigation to determine the source and extent of the contamination. The Company has recorded the net assets associated with its discontinued operations at the estimated net realizable value. However, since the precise source and extent of the contamination has not been identified at this time, no assurances can be given that the proceeds to be realized upon the sale of this property less the cost of remediation will equal or exceed the estimated net realizable value.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments position at June 30, 1996 was $15.2 million compared to $23.9 million on December 31, 1995, a decrease of $8.7 million. Net cash used in operating activities was $4.9 million for the six months ended June 30, 1996. Capital expenditures for the six months ended June 30, 1996 totaled $4.8 million.

On October 25, 1995, the Board of Directors authorized the Company to purchase up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. For the six months ended June 30, 1996, the Company purchased and retired 700 shares for $7,000. As of June 30, 1996, there were 609,500 shares remaining to purchase under this authorization.

The Company has no long term debt. The Company believes that its current cash position, working capital generated from future operations and the ability to borrow from financial institutions should be adequate to meet its financing requirements for the foreseeable future.

                                COASTCAST CORPORATION



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

On October 24, 1995, the Company announced an agreement for settlement of the securities class action lawsuits pending against the Company and certain of its officers and directors in the United States District Court for the Central District of California. On November 6, 1995 the parties entered into a Stipulation of Settlement which provides for the creation of a settlement fund of $6.25 million to be paid by or on behalf of the defendants to class members who purchased Company common stock during the class period, January 24, 1994 to August 17, 1994. The Company's officers' and directors' liability insurer has contributed $4.175 million towards the settlement fund, which has been fully funded. The Company charged $2.075 million against its operating results for the year ended December 31, 1995. The $2.075 million was funded in January 1996. On May 6, 1996, the United States District Court granted final approval of the Company's securities litigation class action settlement.

Item 4.  Submission of Matter to a Vote of Securities Holders

The Company held its annual meeting of shareholders on June 12, 1996. The following matters were voted and approved by the shareholders.

1.  Election of Directors to hold office until the 1997 Annual Meeting:

                                 Votes For            Votes Withheld
                                 ---------            --------------
Hans H. Buehler                  7,753,656               111,354
Edward L. White                  7,750,606               114,404
Richard W. Mora                  7,753,606               111,404
Edwin A. Levy                    7,753,806               111,204
Paul A. Novelly                  7,754,106               110,904
George L. Graziadio              7,753,306               111,704
Lee E. Mikles                    7,749,181               115,829

2. Amendment of the 1993 Amended and Restated Employee Stock Option Plan was voted upon by the shareholders. The amendment increases the number of shares covered by the plan by 650,000 shares, extends the expiration date of the plan by two years, and limits the aggregate number of shares in respect of which options may be granted in any calendar year to any one person to 450,000 shares. Holders of 5,070,787 shares voted for the amendment, holders of 763,110 shares voted against the amendment, and holders of 45,684 shares abstained from voting on such amendment.

3. Amendment of the Non-Employee Director Stock Option Plan was voted upon by the shareholders. The amendment increases the number of shares covered by the plan by 150,000 shares, and increases the number of shares issuable to each eligible director under the plan. Holders of 4,754,346 shares voted for the amendment, holders of 1,080,059 shares voted against the amendment, and holders of 45,176 shares abstained from voting on such amendment.

4. Ratification of Deloitte & Touche LLP as the Company's independent auditors was a proposal voted upon by the shareholders. Holders of 7,823,350 shares voted for such ratification, holders of 6,603 shares voted against such ratification and holders of 35,057 shares abstained from voting on such ratification.

Item 5.  Other Information

The following business risks, as disclosed in Part II, Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" on Form 10-K for the fiscal year ended December 31, 1995, are hereby incorporated by reference as those set forth fully herein:

    Customer concentration
    Competition
    New products
    New materials and processes
    Manufacturing cost variations
    Dependence on polishing and finishing plant in Mexico
    Hazardous waste
    Dependence on discretionary consumer spending
    Seasonality; fluctuations in operating results
    Reliance on key personnel
    Shares eligible for future sale
    Fluctuations in Callaway Golf Company shares.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibit:

              11.1  Statement re: computation of per share earnings

         (b)  Reports on Form 8-K:

              None

                                      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



    COASTCAST CORPORATION




   July 22, 1996                       By       /s/ Robert C. Bruning
  ----------------                       -------------------------------------
     Dated                               Robert C. Bruning
                                         Chief Financial Officer
                                         (Duly Authorized and Principal
                                         Financial Officer)