Form 10-Q
period 1996-09-30
COASTCAST CORP
filed 1996-11-05
CIK 914479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from _________ to __________

                        ---------------------------------

                        Commission file number    1-12676


                              COASTCAST CORPORATION

             (Exact name of registrant as specified in its charter)

              CALIFORNIA                               95-3454926
     (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

             3025 EAST VICTORIA STREET, RANCHO DOMINGUEZ, CA   90221
            (Address of principal executive offices)       (Zip Code)

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

At November 1, 1996 there were outstanding 8,777,890 shares of common stock, no par value.

                              COASTCAST CORPORATION
                                      INDEX


                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets as of
      September 30, 1996 and December 31, 1995 (Unaudited)                3

   Condensed Consolidated Statements of  Income
      Three Months Ended September 30, 1996 and 1995 (Unaudited)          4

      Nine Months Ended September 30, 1996 and 1995 (Unaudited)           5


   Condensed Consolidated Statements of Cash Flows for the
      Nine Months Ended September 30, 1996 and 1995 (Unaudited)           6

   Notes to Condensed Consolidated Financial Statements (Unaudited)       7


Item 2.  Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                 9



PART II. OTHER INFORMATION:

Item 5.  Other Information                                               11

Item 6.  Exhibits and Reports on Form 8-K                                11

                              COASTCAST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
ASSETS                                                        September 30,    December 31,
                                                                   1996            1995
                                                             --------------   --------------
Current assets:
   Cash and cash equivalents                                   $ 16,639,000    $ 9,237,000
   Short-term investments, at cost,
      which approximates market value                             2,554,000     14,718,000
   Accounts receivable, net of allowance for doubtful
      accounts of $400,000 and $300,000 at September 30,
      1996 and December 31, 1995, respectively                   12,524,000      7,198,000
   Inventories (Note 2)                                          18,720,000      7,611,000
   Prepaid expenses and other current assets                      2,788,000      2,743,000
   Deferred income taxes                                          1,240,000      1,240,000
   Net current assets of discontinued operations (Note 3)           776,000        697,000
                                                                -----------    -----------
         Total current assets                                    55,241,000     43,444,000
Property, plant and equipment, net of
   accumulated depreciation and amortization of
   $14,296,000 and $12,676,000 at September 30, 1996
   and December 31, 1995, respectively                           19,651,000     15,214,000
Other assets                                                      1,952,000        250,000
                                                                -----------    -----------
         Total assets                                           $76,844,000    $58,908,000
                                                                -----------    -----------
                                                                -----------    -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $ 7,048,000    $ 3,833,000
   Accrued liabilities                                            4,744,000      4,823,000
   Income taxes payable                                             467,000           -
                                                                -----------    -----------
         Total current liabilities                               12,259,000      8,656,000
Deferred compensation                                               111,000           -
                                                                -----------    -----------
         Total liabilities                                       12,370,000      8,656,000

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value, 2,000,000 shares
      authorized, none issued and outstanding                         -              -
   Common stock, no par value, 20,000,000 shares
      authorized; 8,777,890 and 8,734,694 shares
      issued and outstanding as of September 30, 1996
      and December 31, 1995, respectively                        37,869,000     37,036,000
   Retained earnings                                             26,605 000     13,216,000
                                                                -----------    -----------
         Total shareholders' equity                              64,474,000     50,252,000
                                                                -----------    -----------
         Total liabilities and shareholders' equity             $76,844,000    $58,908,000
                                                                -----------    -----------
                                                                -----------    -----------


See notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     For the Three Months
                                                      Ended September 30,
                                               --------------------------------
                                                    1996              1995
                                               --------------------------------

Sales                                          $  41,495,000     $  17,305,000
Cost of sales                                     31,943,000        13,974,000
                                               --------------    --------------
Gross profit                                       9,552,000         3,331,000
Selling, general and administrative expenses       1,678,000         1,604,000
                                               --------------    --------------
Income from operations                             7,874,000         1,727,000
Other income                                         238,000           418,000
                                               --------------    --------------
Income before settlement of class action
   lawsuit and provision for income taxes          8,112,000         2,145,000
Class action lawsuit settlement expense                    -         2,075,000
                                               --------------    --------------
Income before provision for income taxes           8,112,000            70,000
Provision for income taxes                         3,245,000            29,000
                                               --------------    --------------

Net income                                      $  4,867,000      $     41,000
                                               --------------    --------------
                                               --------------    --------------

Net income per share (Note 4)                         $  .54            $  .00
                                                      ------            ------


Weighted average shares outstanding                9,087,334         9,141,047




See notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)




                                                       For the Nine Months
                                                       Ended September 30,
                                                --------------------------------
                                                     1996              1995
                                                --------------    --------------

Sales                                         $  113,347,000     $  62,024,000
Cost of sales                                     84,439,000        49,503,000
                                                --------------    --------------
Gross profit                                      28,908,000        12,521,000
Selling, general and administrative expenses       7,052,000         5,182,000
                                                --------------    --------------
Income from operations                            21,856,000         7,339,000
Other income                                         846,000         1,154,000
                                                --------------    --------------
Income before settlement of class action
   lawsuit and provision for income taxes         22,702,000         8,493,000
Class action lawsuit settlement expense                    -         2,075,000
                                                --------------    --------------
Income before provision for income taxes          22,702,000         6,418,000
Provision for income taxes                         9,313,000         2,631,000
                                                --------------    --------------

Net income                                     $  13,389,000      $  3,787,000
                                                --------------    --------------
                                                --------------    --------------

Net income per share (Note 4)                        $1.48             $.41
                                                     -----             ----

Weighted average shares outstanding                9,064,076         9,148,081




See notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      For the Nine Months
                                                                      Ended September 30,
                                                              ----------------------------------
                                                                   1996                1995
                                                              --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                  $ 13,389,000        $  3,787,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                               1,784,000           1,362,000
      Loss on disposal of machinery and equipment                    60,000              66,000
      Deferred compensation                                         111,000                 -
      Deferred income taxes                                          61,000              95,000
      Changes in operating assets and liabilities:
         Accounts receivable                                     (5,326,000)           (243,000)
         Inventories                                            (11,109,000)          2,054,000
         Prepaid expenses and other current assets                  (45,000)            419,000
         Income taxes payable                                       467,000                 -
         Accounts payable and accrued liabilities                 3,136,000             614,000
         Change in accrual for disposal of aerospace business      (139,000)           (233,000)
                                                               -------------       -------------
            Net cash provided by operating activities             2,389,000           7,921,000
                                                               -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Net sales of short-term investments                           12,164,000           2,060,000
   Purchase of property, plant and equipment                     (6,282,000)         (2,458,000)
   Proceeds from disposal of machinery and equipment                      -                 -
   Other assets                                                  (1,702,000)           (681,000)
                                                               -------------       -------------
            Net cash provided by (used in) investing
              activities                                          4,180,000          (1,079,000)
                                                               -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock upon exercise of
      options net of related tax benefit                            834,000                 -
   Non-employee director stock options                              202,000                 -
   Repurchase of common stock                                      (203,000)                -
                                                               -------------       -------------
            Net cash provided by financing activities               833,000                 -
                                                               -------------       -------------

   NET INCREASE IN CASH AND CASH EQUIVALENTS                      7,402,000           6,842,000
   CASH AND CASH EQUIVALENTS AT BEGINNING
      OF PERIOD                                                   9,237,000           7,188,000
                                                               -------------       -------------
   CASH AND CASH EQUIVALENTS AT END
      OF PERIOD                                                $ 16,639,000        $ 14,030,000
                                                               -------------       -------------
                                                               -------------       -------------


See notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 1996, the related condensed consolidated statements of income for the three and nine months and cash flows for the nine months ended September 30, 1996 and 1995 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 1996 and for the periods then ended.

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

The results of operations for the periods ended September 30, 1996 are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:

                                           September 30,   December 31,
                                                1996           1995
                                            ------------   ------------

     Raw materials and supplies              $8,079,000     $1,546,000
     Tooling                                    224,000        178,000
     Work-in-process                          9,607,000      4,981,000
     Finished goods                             810,000        906,000
                                            -----------    -----------

                                            $18,720,000     $7,611,000
                                            -----------     -----------
                                            -----------     -----------


3.  DISCONTINUED OPERATIONS

The plan adopted in October 1993 to phase out the aerospace business was essentially completed by June 1994. The net current assets of discontinued operations as of September 30, 1996 were $776,000, principally consisting of the estimated net realizable value of the Wallingford, Connecticut property including the related deferred tax asset.

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

                              COASTCAST CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales increased 139.9% and 82.7% to $41.5 million and $113.3 million for the three months and nine months ended September 30, 1996, respectively, from $17.3 million and $62.0 million for the three months and nine months ended September 30, 1995, respectively. The increase was primarily due to sales of titanium clubheads, mainly metal wood clubheads, which have significantly higher unit sales prices than steel-alloy clubheads. Sales of titanium clubheads were partially offset by a decrease in sales of steel-alloy metal wood clubheads. Titanium clubhead sales represented 65% and 54% of total sales for the three months and nine months ended September 30, 1996, respectively.

Gross profit increased 187.9% and 131.2% to $9.5 million and $28.9 million for the three months and nine months ended September 30, 1996, respectively, from $3.3 million and $12.5 million for the three months and nine months ended September 30, 1995. Gross profit margins increased to 23.0% and 25.5% for the three months and nine months ended September 30, 1996 respectively, from 19.2% and 20.2% for the comparable prior year periods, due principally to the shift in production to titanium clubheads.

Selling, general and administrative expense increased 6.2% and 36.5% to $1.7 million and $7.1 million for the three months and nine months ended September 30, 1996, respectively, from $1.6 million and $5.2 million for the comparable prior year periods. An increase in payroll and related expenses for the three months ended September 30, 1996, compared to the prior year period was almost offset by a decrease in legal fees. The increase for the nine month period over the comparable prior year period was due primarily to increased payroll and related expenses and increased legal fees.

DISCONTINUED OPERATIONS

The plan adopted in October 1993 to phase out the aerospace business was essentially completed by June 1994. The net current assets of discontinued operations as of September 30, 1996 were $776,000, principally consisting of the estimated net realizable value of the Wallingford, Connecticut property including the related deferred tax asset.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments position at September 30, 1996, was $19.2 million compared to $23.9 million on December 31, 1995, a decrease of $4.7 million. Net cash provided by operating activities was $2.4 million for the nine months ended September 30, 1996. The operating activities net cash was primarily provided by net income of $13.4 million, depreciation and amortization of $1.8 million and an increase in accounts payable and accrued liabilities of $3.1 million, partially offset by an increase in inventories of $11.1 million and an increase in accounts receivable of $5.3 million. Capital expenditures were $6.3 million for the nine months ended September 30, 1996.

On October 25, 1995, the Board of Directors authorized the Company to purchase up to one million shares of the Company's common stock from time to time in the open market or negotiated transactions. For the nine months ended September 30, 1996, the Company purchased and retired 13,800 shares for $203,000. As of September 30, 1996, there were 596,400 shares remaining to be purchased under this authorization.

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

Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibit:

                    10.1 Coastcast Corporation Supplemental Executive Retirement Plan, effective September 1, 1996

                    10.2 First Amendment to Coastcast Corporation Supplemental Executive Retirement Plan,effective September 1, 1996

                    10.3 Trust Agreement by and between Coastcast Corporation and Imperial Trust Company, dated September 1, 1996

                    11.1  Statement re: computation of per share earnings

               (b)  Reports on Form 8-K:

                    None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COASTCAST CORPORATION




  November 1, 1996            By            /s/ Robert C. Bruning
---------------------            --------------------------------------
     Dated                    Robert C. Bruning
                              Chief Financial Officer (Duly Authorized and
                              Principal Financial Officer)