Form 10-K
period 1996-12-31
COASTCAST CORP
filed 1997-03-31
CIK 914479

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                   ---------------
                                      FORM 10-K

(MARK ONE)
     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ---- EXCHANGE ACT OF 1934 [FEE REQUIRED]

                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                          OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ---- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                FOR THE TRANSITION PERIOD FROM          TO

                            COMMISSION FILE NUMBER 1-12676
                                   ---------------
                                COASTCAST CORPORATION
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       CALIFORNIA                                95-3454926
(STATE OR OTHER JURISDICTION OF               (I.R.S.  EMPLOYER
INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

3025 EAST VICTORIA STREET                           90221
RANCHO DOMINGUEZ, CALIFORNIA                     (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


          REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 638-0595
                                   ---------------
             SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                            NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                       ON WHICH REGISTERED
--------------------------                 -------------------------
COMMON STOCK, NO PAR VALUE                  NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.
                                   ---------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                              ------    ------

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange on March 11, 1997 ($15.875 per share): $120,329,000.

    As of March 11, 1997, 8,794,334 shares of the Common Stock, no par value, of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

    Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held June 11, 1997, are incorporated by reference into
Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                COASTCAST CORPORATION

        ANNUAL REPORT ON FORM 10-K for the fiscal year ended December 31, 1996

--------------------------------------------------------------------------------

PART I                                                                    PAGE
--------------------------------------------------------------------------------


Item 1.  Business                                                          3
Item 2.  Properties                                                        8
Item 3.  Legal Proceedings                                                 8
Item 4.  Submission of Matters to a Vote of Security Holders               8

--------------------------------------------------------------------------------

PART II
--------------------------------------------------------------------------------

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters                                                           9
Item 6   Selected Financial Data                                          13
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        14
Item 8   Financial Statements and Supplementary Data                      17
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                         17

--------------------------------------------------------------------------------

PART III
--------------------------------------------------------------------------------

Item 10. Directors and Executive Officers of the Registrant               17
Item 11. Executive Compensation                                           17
Item 12. Security Ownership of Certain Beneficial Owners and
         Management                                                       17
Item 13. Certain Relationships and Related Transactions                   18

--------------------------------------------------------------------------------

PART IV
--------------------------------------------------------------------------------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form
         8-K                                                              18

                                        PART I

ITEM 1.  BUSINESS.

GENERAL

    Coastcast Corporation is one of the largest manufacturers in the world of investment-cast titanium and stainless steel golf clubheads for high-quality,
premium-priced metal woods, irons and putters.   The Company believes it has
manufactured more metal wood clubheads for high-quality, premium-priced golf clubs than any other manufacturer. Over the last dozen years, golf clubs with perimeter-weighted heads have become increasingly popular among golfers because such clubs are more forgiving to off-center hits than other types of clubs. The investment-casting process has become the principal method for manufacturing clubheads because it facilitates the use of perimeter weighting designs and modern alloys and enhances manufacturing precision and uniformity.
Manufacturing precision is particularly important in the manufacture of an oversized, thin-walled metal wood which can involve more than 200 separate manufacturing steps to produce a clubhead that meets strict standards for size, weight, strength and finish.

    The Company also manufactures a variety of investment-cast orthopedic implants and surgical tools used principally in replacement of hip and knee joints in humans and small animals, which products accounted for less than 6% of the Company's total sales for the year ended December 31, 1996.

RECENT DEVELOPMENTS

    In the past year, golf clubs with titanium alloy heads have increased in popularity. The Company developed the capability of manufacturing titanium clubheads and began shipping titanium clubheads at the end of 1995. Titanium clubheads accounted for a significant portion, over 55%, of the Company's total sales in 1996.

BUSINESS STRATEGY - GOLF

    The Company recognizes that golf club companies are critical to its success and, accordingly, has designed its business strategy to engender customer satisfaction in order to maintain its industry leadership position. The Company's strategy consists of the following principal elements:

    o MAINTAIN RELIABLE, HIGH-QUALITY MANUFACTURING. The Company believes its manufacturing expertise, quality control, scheduling flexibility, substantial production capacity and its ability to manufacture golf clubheads using stainless steel or titanium alloys differentiate it from others in the industry. The Company endeavors to respond quickly to customers' orders and deliver high-quality clubheads on a timely basis. This capability is particularly important to golf club companies which can experience rapid growth from the increasing popularity of a particular club or set of clubs.

    o INTEGRATE OPERATIONS. The Company's operations are integrated, from the computer-aided manufacture of some of the tooling used to produce clubheads to the packaging and shipment, in certain cases, of shrink-wrapped and labeled products.

    o FOSTER CLOSE CUSTOMER RELATIONSHIPS. The Company believes that its responsive service has been a significant element of its success. The Company endeavors to be a value-added supplier by offering consistently high levels of customer service and support.

    The Company has a staff of 13 employees dedicated to sales and customer service. Representatives of the Company participate in sales programs of customers. The Company maintains its own internal laboratory for testing of customers' products. The Company typically delivers finished products to its customers within 12 weeks from receipt of the customer's order during peak production periods, within 8 to 10 weeks during other periods and within several weeks or even several days if necessary to accommodate a customer's need for more rapid delivery. With new products, depending on their complexity, a longer turnaround period may be expected.

GOLF PRODUCTS

    The Company's golf products are generally used in golf clubs targeted at the high-end of the market. These clubs must satisfy the requirements of highly-skilled amateur and professional golfers, including touring professionals. As such, golf clubs which incorporate clubheads manufactured by the Company are sometimes referred to in the industry as "tour-driven" golf clubs.

    The Company's clubheads are included in a variety of leading metal woods, irons and putters, some of which are listed below:

CALLAWAY                                  TOMMY ARMOUR
--------                                  ------------
GREAT BIG BERTHA TITANIUM METAL WOODS     TI-100 TITANIUM METAL WOODS
BIG BERTHA WARBIRD METAL WOODS            HOT SCOT 855 METAL WOODS
GREAT BIG BERTHA TUNGSTEN TITANIUM IRONS  TI-100 TITANIUM IRONS
BIG BERTHA IRONS                          SILVER SCOT 845 IRONS
BIG BERTHA BLADE PUTTERS                  SILVER SCOT 855 IRONS
S2H2 PUTTERS                              GOLDEN SCOT 855 IRONS
                                          DIAMOND SCOT 855 IRONS
CLEVELAND
---------                                 TAYLOR MADE
VAS TITANIUM METAL WOODS                  -----------
CHROME WEDGES                             BURNER BUBBLE TITANIUM 2 METAL WOODS
                                          BURNER BUBBLE TITANIUM METAL WOODS
COBRA                                     RAYLOR TITANIUM METAL WOODS
-----                                     BURNER BUBBLE METAL WOODS
KING COBRA TITANIUM METALWOODS            BURNER TOUR IRONS
KING COBRA OFFSET TITANIUM METALWOODS
                                          TITLEIST
ODYSSEY                                   --------
-------                                   STARSHIP METAL WOODS
BLACKSPIN WEDGES                          DCI IRONS
DUAL FORCE PUTTERS                        OVERSIZED PLUS IRONS
DF ROSSIE MALLET PUTTERS                  962 IRONS
                                          962 "BLADE" IRONS

GOLF PRODUCT CUSTOMERS

    During the last five years, the Company has supplied investment-cast clubheads for metal woods, irons and putters to over 50% of the top two dozen golf companies which produce high-quality, premium-priced golf clubs. Most golf club companies source the three principal components of a golf club--the clubhead, shaft, and grip--from independent suppliers which manufacture these components based on the golf club companies' designs and specifications. The Company currently is a major supplier of stainless steel and titanium clubheads to Callaway Golf Company, which is the producer of the Big Bertha line of steel metal woods and irons and the Great Big Bertha titanium metal woods and irons. In addition, the Company is a supplier of investment-cast steel and titanium clubheads for companies which market the Titleist, Tommy Armour, Odyssey, Taylor Made, Lynx, Cleveland, Goldwin, Wilson, Cobra and Daiwa brands of golf clubs.

    Substantially all of the clubheads manufactured by the Company are used in high-quality, premium- priced golf clubs. The Company believes that a very substantial portion of the clubheads manufactured by it are incorporated in clubs sold in North America, although some of the Company's clubheads are incorporated in clubs sold in parts of the Far East, Europe and other parts of the world. Historically, a limited number of golf club companies have held a very substantial portion of the total market share for high-quality, pre-mium-priced golf clubs in North America. Currently, some of the more popular high-quality, premium-priced clubs are Callaway metal woods and irons; Taylor Made metal woods and irons; Ping irons and putters; Titleist metal woods, irons and putters; Tommy Armour irons and putters; Wilson metal woods, irons and putters; and Cobra metal woods and irons. Several of these golf clubheads are marketed by customers of the Company. Callaway accounted for 46%, 47% and 68% of the Company's total sales in 1996, 1995 and 1994, respectively. U.S. Industries (Tommy Armour and Odyssey) accounted for 13% and 10% of the Company's total sales in 1996 and 1995, respectively. Taylor Made accounted for 18% of the Company's total sales in 1996. American Brands (Titleist) accounted for 13% of the Company's total sales in 1995.

    A close working relationship typically exists between the Company and its principal golf club customers, and sales and marketing activities are conducted by a limited number of direct sales employees and senior executives of the Company.

MANUFACTURING - GOLF

    INVESTMENT-CASTING PROCESS. Investment-casting is a highly specialized method of making metal products. It has become the principal method for the manufacture of golf clubheads. Previously, woods were made of wood and irons were produced by forging and machining. Greater flexibility in the shape and weight distribution of clubheads is possible with the investment-casting process. Investment-casting facilitates perimeter weighting and the use of modern alloys. It also enhances manufacturing precision and uniformity. The enhanced precision inherent in investment-casting is particularly important in the manufacture of metal woods which can involve more than 200 separate manufacturing steps.

    The basic steps of investment-casting, in its simplest form, are as follows:

    o Produce a metal die (sometimes called a wax mold) based on specifications provided by the customer.

    o Inject wax into the die, producing a pattern the exact shape of the final casting.

    o Surround (or "invest") the pattern with a ceramic material which is allowed to dry to form a ceramic shell.

    o Remove the wax by heat, leaving a cavity in the ceramic shell in the shape of the desired casting.

    o Pour molten metal into the cavity in the ceramic shell and allow it to solidify.

    o Remove the ceramic material by mechanical and chemical action after the metal solidifies and clean the casting.

    o    Finish and inspect the casting.

    METAL ALLOYS. Most clubheads manufactured by the Company are made of titanium or stainless steel alloys. Titanium clubheads have similar tensile strength as stainless steel with approximately one-half the weight of steel. Therefore, a larger oversized clubhead can be manufactured using titanium without increasing clubhead weight. The Company's Gardena facility is devoted to titanium operations.

    POLISHING AND FINISHING. The Company conducts golf clubhead polishing and finishing operations in its facilities in Mexicali, Mexico. Finishing of the head for an iron or putter can require more than 50 separate steps and finishing of a head for a metal wood can involve as many as 100 separate steps. Most of the clubheads and substantially all of the metal woods manufactured by the Company are finished by it to customer specifications, although some of such clubheads--principally irons--are delivered to customers in an unfinished state. The Company, at times, also polishes and finishes limited quantities of investment-cast clubheads manufactured by other companies.

    QUALITY CONTROL. The Company believes that its success as a leading supplier of golf clubheads is largely attributable to its quality control measures. The Company attempts to monitor every aspect of the engineering and manufacturing process to assure the quality of the clubheads manufactured by the Company. Particular attention is paid to the quality of raw materials (principally wax, ceramic and metal alloys), gating techniques employed in channeling the flow of molten metal in the ceramic shell in the casting process, and rigorous inspection standards to assure compliance with the customers' product specifications throughout the manufacturing process.

    REGULATIONS. The Company uses hazardous substances and generates hazardous waste in the ordinary course of its business. The Company is subject to various federal, state, local and foreign environmental laws and regulations, including those governing the use, discharge and disposal of hazardous materials.
Although the Company has not to date incurred any material liabilities under environmental laws and regulations and believes that its operations are in substantial compliance with applicable laws and regulations, environmental liabilities could arise in the future that may adversely affect the Company's business. See "Discontinued Operations" below.

COMPETITION - GOLF

    The Company operates in a highly competitive environment. The Company competes against a number of manufacturers of investment-cast titanium clubheads for high-quality, premium-priced golf clubs, including but not limited to:
Selmet, Inc., Sturm Ruger, Inc., Cast Alloys, Inc. and Mitsubishi, Japan, some of which have substantially greater resources than the Company. The Company competes principally against two significant U.S.-based manufacturers (Hitchiner Manufacturing Co., Inc. and Cast Alloys, Inc.) of investment-cast steel clubheads. The Company also competes with several foreign manufacturers of investment-cast steel clubheads, including Fu-Sheng Industrial Co. Ltd.

    The Company believes that its position as a leading manufacturer of titanium and steel clubheads for high-quality, premium-priced golf clubs is due to its ability to produce quality clubheads in quantities sufficient to meet rapidly growing demand for popular golf clubs, its experience and expertise in manufacturing investment-cast golf clubheads, and its integrated manufacturing operations.

    Although price is a factor, the Company does not compete solely on price. Quality and service are key success factors in the premium price golf clubhead market. The Company seeks to provide better products and service to its customers than its competitors in order to increase or retain market share.

    Although the Company's foreign competitors (the principal ones of which are located in the Far East) are typically able to offer prices below the Company's prices, the Company believes that it has some competitive advantages over foreign manufacturers, including its ability to deliver clubheads more quickly to its customers due to shorter shipping and lead times. Shipment of clubheads to the United States from the Far East usually requires at least two weeks by ocean freight. In addition, the Company believes that its foreign competitors have not demonstrated the same willingness and ability as the Company to commit sufficient resources to meet rapidly growing demand for popular golf clubs in a timely manner. Further, the Company believes that certain of its customers prefer products made in the United States.

    The Company also competes against golf club companies that internally produce clubheads for their clubs. The Company believes that one of the largest two dozen golf club companies, Karsten Manufacturing Co., manufactures investment-cast steel clubheads for use in its own clubs. Karsten Manufacturing Co., which produces the Ping brand of clubs, manufactures substantially all of its clubheads. The Company believes that this golf club company produces clubheads for its own use only and does not currently compete with the Company for the business of other golf club companies. However, in 1996, Karsten Manufacturing Co. purchased some steel golf clubheads for its Ping brand from the Company.

    The Company also faces potential competition from those golf club companies that currently purchase golf clubheads from outside suppliers but may, in the future, manufacture clubheads internally. If the Company's current customers begin manufacturing clubheads internally, the Company's sales would be adversely affected. The Company believes that as long as component suppliers, such as the Company, provide high-quality component golf club parts at competitive prices and reliably, it is unlikely that many golf club companies will commence their own manufacturing.

    The Company experiences indirect competition from golf club companies that produce golf clubs with clubheads that are not investment-cast. For example, some clubheads for woods are made of wood, some clubheads for irons are forged, some clubheads for putters are machined, and some clubheads are made of graphite or other composites. The Company believes that the investment-cast, metal clubhead has a greater share of the market for clubheads for high-quality, premium priced golf clubs than these alternate types of clubheads. In particular, the metal wood has surpassed the wooden wood as the most popular wood and the investment-cast iron has surpassed the forged iron as the most popular type of iron. Graphite and other composite clubheads have been available for several years, but to date have not become nearly as popular as investment-cast clubheads.

EMPLOYEES

    As of December 31, 1996, the Company employed 3,719 persons on a full-time basis. Of these employees, 2,521 were employed by Coastcast Corporation, S.A., the Mexican subsidiary of the Company. The Company considers its employee relations to be good.

    The production and maintenance employees in the Gardena, California facility are represented by the United Steelworkers of America.  There were 372
of such employees as of December 31, 1996.   The collective bargaining agreement
for such employees expired on December 3, 1996, and is currently under negotiation.

ORTHOPEDIC IMPLANTS

    The Company also manufactures orthopedic implants and surgical tools used principally for replacement of hip and knee joints in humans and small animals. The Company believes that the engineering and manufacturing discipline required to manufacture these products has contributed to the Company's ability to manufacture golf products.

    Approximately 55 of the Company's employees serve in the medical implant and surgical tools operations. Such operations are conducted in the Rancho Dominguez, California facility.

    The Company believes that its principal competitor in this business is Precision CastParts Corporation, which has substantially greater resources than the Company.

NEW MARKETS

    The Company is exploring the possibility of producing titanium investment cast parts to potential customers in other commercial and industrial businesses outside of the golf business. The Company is targeting products that can benefit from titanium's high strength-to-weight ratio and corrosion resistance. At this early stage, the Company cannot predict which product opportunities will result in profitable sales, and whether volumes will be significant.

DISCONTINUED OPERATIONS

    The Company historically manufactured investment-cast aerospace and other industrial products in addition to golf clubheads and orthopedic implant products. In October 1993, the Company announced its decision to discontinue its aerospace business because of declining sales and operating losses on this portion of its business. This business was essentially phased out by June 1994. The net current assets of discontinued operations as of December 31, 1996 were $808,000, principally consisting of the estimated net realizable value of the Wallingford, Connecticut property including the related deferred tax asset.

      In connection with the offering for sale of the Wallingford, Connecticut property, the Company had an environmental assessment performed, which identified the presence of certain chemicals associated with chlorinated solvents in groundwater beneath a portion of the property. The Company is continuing to conduct further investigations to determine the source and extent of the contamination. The Company has recorded the net assets associated with its discontinued operations at the estimated net realizable value. However, since the precise source and extent of the contamination has not been identified at this time, no assurances can be given that the proceeds to be realized upon sale of this property less the cost of remediation will equal or exceed the estimated net realizable value.

ITEM 2.  PROPERTIES.

    The Company's principal executive offices and one of two investment casting manufacturing facilities are located in a 150,000 square foot leased facility in Rancho Dominguez, California, a suburb of Los Angeles. The lease expires in September 1998 and the Company has a ten-year extension option.

    The Company owns a complex of plants in Gardena, California (which is within approximately five miles of the Rancho Dominguez facilities), comprising an aggregate of approximately 110,000 square feet. These facilities are principally used for manufacturing titanium golf clubheads and tooling. In October 1994, the Company purchased approximately two acres of land contiguous to its Gardena facility. In April 1996, the Company purchased another approximately two acres of land next to the land purchased in October 1994. This land is available for future expansion if and when necessary.

    Clubhead polishing and finishing operations are conducted in facilities leased by the Company's subsidiary in Mexicali, Mexico under four lease agreements, comprising an aggregate of approximately 141,000 square feet. Three of the leases expire in December 1998, and the other lease expires in June 2001.

    The Company intends to purchase or lease a new investment casting facility for steel products in Tijuana, Mexico, and intends to move some of its casting operations to this facility. The facility is expected to be operational in late 1997.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company is a party to legal actions arising in the ordinary course of business, none of which, individually or in the aggregate, in the opinion of management, after consulation with counsel, will have a material adverse effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The executive officers of the Company are as follows:

    NAME                AGE                 POSITION
    ----                ---                 --------

Hans H. Buehler         64   Chairman of the Board and Chief Executive Officer
Richard W. Mora         56   President and Chief Operating Officer
Robert C. Bruning       54   Chief Financial Officer and Secretary
Jon A. Knartzer         51   Vice President, Operations
Ramon F. Ibarra         44   Vice President, Manufacturing
Thomas D. Dixon         51   Vice President, Marketing
Kathleen H. Wainwright  32   Vice President, Sales

    Mr. Buehler is one of the founders of the Company and has been Chief Executive Officer and Chairman of the Board since the Company's inception in 1980. Prior to founding the Company, he was President of the Rex Precision Products Division of Alco Standard Corporation, a competitor of the Company that was acquired by the Company in 1987. Mr. Buehler has more than 30 years of experience in the investment-casting business, including more than 20 years of experience in the manufacture of golf clubheads.

    Mr. Mora joined the Company in May, 1995. From 1992 to 1995, he was Chief Operating Officer of Pharmavite Corporation, a producer and marketer of nutritional supplements. From 1971 to 1992, Mr. Mora worked for Bergen Brunswig Corporation, starting as a member of the sales force and ending in the position of Group Vice President.

    Mr. Bruning joined the Company in May, 1996. From 1989 to 1996, he was Chief Financial Officer of Zacky Farms, Inc., a producer of poultry products. From 1986 to1988, Mr. Bruning was a partner at Coopers & Lybrand, LLP. Prior to that time he worked for Arthur Andersen, LLP for 19 years, 10 of which he served as a partner.

    Mr. Knartzer joined the Company in November, 1996. From1995 to 1996, he was Vice President of Operations of Enertech, a privately held manufacturer of products for the nuclear power industry. From 1992 to 1995, he served as Director of Operations for Accuride International, a manufacturer of precision ball bearing equipment. Prior to that time, he held various management positions in operations, engineering, and quality assurance.

    Mr. Ibarra joined the Company in June, 1981. Since 1989, Mr. Ibarra has served as Vice President, Manufacturing of the golf operations of the Company. Prior to such time, he served as the production manager for the Company with respect to all phases of its business and as the plant manager at the facility located in Rancho Dominguez, California.

    Mr. Dixon joined the Company in 1983. Since 1996 he has served as Vice President, Marketing. From 1989 to 1996 he was Vice President--Sales and Marketing. Prior to that time, Mr. Dixon served in various sales capacities related to the golf products business. Mr. Dixon has more than 20 years of experience in the golf industry.

    Ms. Wainwright joined the Company in 1988. Since November, 1996 she has served as Vice President, Sales. Prior to that time, she served the Company in various capacities, including plant manager at the facility located in Wallingford, Connecticut.

    Each officer serves at the pleasure of the Board of Directors of the Company.


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRINCIPAL MARKET AND PRICES

    The common stock of the Company is listed on the New York Stock Exchange under the symbol PAR. The following table sets forth the high and low sales prices per share for the common stock of the Company as reported by the New York Stock Exchange.

Fiscal Year                             High           Low
-----------                            ------         -----

1995
 First Quarter . . . . . . . . . .     $13 3/8        $9 3/4
 Second Quarter. . . . . . . . . .      11 3/4         9 7/8
 Third Quarter . . . . . . . . . .      11             8 1/2
 Fourth Quarter. . . . . . . . . .      12 3/8         7 1/2

1996
 First Quarter . . . . . . . . . .      20 1/4         9 3/4
 Second Quarter. . . . . . . . . .      27 5/8         17 7/8
 Third Quarter . . . . . . . . . .      23 3/4         14 3/8
 Fourth Quarter. . . . . . . . . .      18 3/4         13

The approximate number of holders of common stock of the Company as of March 11, 1997 was 238.

DIVIDENDS

    The Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

STOCK REPURCHASE

    On October 25, 1995, the Board of Directors authorized the Company to purchase up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. For the year ended December 31, 1996, the Company purchased and retired 13,800 shares for $.2 million. As of December 31, 1996, there were 596,400 shares remaining to be purchased under this authorization.

BUSINESS RISKS

    CUSTOMER CONCENTRATION. The Company's sales have been and very likely will continue to be concentrated among a small number of customers. Sales to as few as four customers accounted for 84%, 76% and 88% of sales during the years ended December 31, 1996, 1995 and 1994, respectively. Sales to the Company's top customer, Callaway Golf Company, accounted for 46% of sales for the year ended December 31, 1996.

    The Company has no long-term contracts with, and is not the exclusive supplier to, any of its customers, which the Company believes is typical industry practice. Although the Company is now a principal supplier of steel and titanium clubheads to Callaway, there are other actual or potential sources of supply to Callaway and the level of future orders is not known at this time. In the event Callaway increases purchases from other suppliers, the Company could be adversely affected. Although the Company believes that its relationships with its customers are good and its prices are competitive, the loss of a significant customer or a substantial decrease in the sales of golf clubs by a significant customer could have a material adverse effect on the Company's business.

    COMPETITION. The Company operates in a highly competitive market. All of the Company's products are manufactured according to customers' designs and specifications. Accordingly, the Company competes against other independent domestic and foreign manufacturers which have the capability to manufacture investment-cast clubheads. The Company also experiences indirect competition from golf club companies that manufacture their own clubheads or make golf clubs with clubheads that are not investment-cast or are made of materials the Company is not currently capable of producing. Potential competition also exists from those golf club companies that currently purchase clubheads from the Company but may, in the future, manufacture clubheads internally. The Company believes that it competes principally on the basis of its ability to produce consistently high-quality golf clubheads in quantities sufficient to meet rapidly growing demand for popular golf clubs. Some of the Company's current and potential competitors may have greater resources than the Company.

    NEW PRODUCTS. The Company's historical success has been attributable, in part, to its ability to supply clubheads for companies whose new products rapidly attained a significant portion of the market for high-quality, premium-priced golf clubs. In the future, the Company's success will depend upon its continued ability to manufacture golf clubheads for such companies. There are no assurances, however, of the Company's ability to do so. If a golf club having a head not manufactured by the Company gains significant market share from customers of the Company, the Company's business would be adversely affected.

    NEW MATERIALS AND PROCESSES. The Company's future success is also dependent on continuing popularity of investment-cast clubheads. A significant loss of market share to golf clubs with heads made by other processes would have a material adverse impact on the Company's business. Similarly, the Company's future success is also dependent on continuing popularity of clubheads made of titanium or stainless steel alloys or other metal alloys which the Company is capable of casting.

    MANUFACTURING COST VARIATIONS. Consistent manufacture of high-quality products requires constant care in the manufacture and maintenance of tooling, monitoring of raw materials, and inspection for compliance with product specifications throughout the manufacturing process. Investment-casting is labor intensive, and numerous steps are required to produce a finished product. Variations in manufacturing costs and yields occur from time to time, especially with new products during the "learning curve" phase of production and products which are more difficult to manufacture such as titanium or oversized metal wood and iron golf clubheads. The length and extent of these variations are difficult to predict.

    DEPENDENCE ON POLISHING AND FINISHING PLANT IN MEXICO. A substantial portion of the golf clubheads manufactured by the Company, and some clubheads produced by other clubhead manufacturers, are polished and finished by the Company. The polishing and finishing processes used by the Company are highly labor intensive. The Company performs substantially all of these processes in its facilities in Mexicali, Mexico pursuant to the "maquiladora" duty-free program established by the Mexican and U.S. governments. Such program enables the Company to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico or paying certain Mexican taxes. The Company pays certain expenses of the Mexico facility in Mexican currency and thus is subject to fluctuations in currency value. The Company does not have any exchange rate hedging arrangements to protect against fluctuations in currency. The Company is also subject to other customary risks of doing business outside the United States. There can be no assurance that the Mexican government will continue the "maquiladora" program or that the Company will continue to be able to take advantage of the benefits of the program. The loss of these benefits could have an adverse effect on the Company's business. The Company believes that the North American Free Trade Agreement has not had any adverse effect on its Mexican operations.

    HAZARDOUS WASTE. In the ordinary course of its manufacturing process, the Company uses hazardous substances and generates hazardous waste. The Company has not to date incurred any material liabilities under environmental laws and regulations, and believes that its operations are in substantial compliance with applicable laws and regulations. Nevertheless, no assurance can be given that the Company will not encounter environmental problems or incur environmental liabilities in the future which could adversely affect its business. See also
Item 1. Business - Discontinued Operations.

    DEPENDENCE ON DISCRETIONARY CONSUMER SPENDING. Sales of golf equipment are dependent on discretionary spending by consumers, which may be adversely affected by general economic conditions. A decrease in consumer spending on premium-priced golf clubs could have an adverse effect on the Company's business.

    SEASONALITY; FLUCTUATIONS IN OPERATING RESULTS. The Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment. The Company's operating results have been impacted by seasonal demand for golf clubs, which generally results in higher sales in the second and third quarters. The timing of large new product orders from customers and fluctuations in demand due to a sudden increase or decrease in popularity of specific golf clubs have contributed to quarterly or other periodic fluctuations. No assurance can be given, however, that these factors will mitigate the impact of seasonality in the future.

    RELIANCE ON KEY PERSONNEL. The success of the Company is dependent upon its senior management, and their ability to attract and retain qualified personnel. The Company does not have any non-competition agreements with any of its employees. There is no assurance that the Company will be able to retain its existing senior management personnel or be able to attract additional qualified personnel.

    SHARES ELIGIBLE FOR FUTURE SALE. Sales of substantial amounts of common stock of the Company in the public market or the perception that such sales could occur may adversely affect prevailing market prices of such common stock.

    FLUCTUATIONS IN CALLAWAY GOLF COMPANY SHARES. The Company's common stock value has from time to time fluctuated somewhat in relation to the share value of the Callaway Golf Company. The prevailing market price of the Company's common stock could be adversely impacted by a substantial fluctuation in the market price of Callaway common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein.



                                                          YEARS ENDED DECEMBER 31,
                                             ------------------------------------------------
                                                 1996      1995      1994      1993      1992
                                                 ----      ----      ----      ----      ----
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statement of
  Income Data (1):
  Sales                                       $148,257   $76,001   $90,590   $66,928   $41,868
  Gross profit                                  33,826    12,914    22,746    16,722     8,387
  Income from operations                        24,454     5,941    15,317    10,998     4,029
  Income from continuing operations
    before class action lawsuit
    settlement expense and income taxes         25,496     7,488    16,242    10,352     3,130
Class action lawsuit settlement expense            -0-     2,075       -0-       -0-       -0-
Income From Continuing
  Operations Data (2):
  Income before income taxes                    25,496     5,413    16,242    10,352     3,130
  Income taxes (2)                              10,430     2,114     6,420     4,180     1,270
  Net income (2)                                15,066     3,299     9,822     6,172     1,860
Net Income From Continuing
  Operations Per Share (2)                      $ 1.67   $  0.36   $  1.08   $  0.80   $  0.25
                                                ------   -------   -------   -------   -------
                                                ------   -------   -------   -------   -------
Weighted Average
  Shares Outstanding                             9,038     9,099     9,113     7,747    7,487
                                                ------   -------   -------   -------   -------
                                                ------   -------   -------   -------   -------


                                                               AS OF DECEMBER 31,
                                             ------------------------------------------------
                                                 1996      1995      1994      1993      1992
                                                 ----      ----      ----      ----      ----
                                                                (IN THOUSANDS)


Consolidated Balance Sheet
  Data (1):
  Working capital                              $44,800  $ 34,788  $ 37,475 $  22,031  $  5,047
  Total assets                                  76,100    58,908    56,821    38,608    33,328
  Total debt, including
    current portion                                -0-       -0-       -0-       -0-    15,356
  Deferred compensation                            438       -0-       -0-       -0-       -0-
  Shareholders' equity                          66,487    50,252    51,076    31,309    13,475



(1) In October 1993, the Company announced its decision to discontinue its aerospace business. See Note 2 of Notes to Consolidated Financial Statements.

(2) The Company was taxed as an S corporation for federal and state income tax purposes from 1983 until December 15, 1993. Income taxes, net income, and net income from continuing operations per share reflect the pro forma effect of income taxes for each of the two years in the period ended December 31, 1993 as if the Company had been taxed as a C corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated operating results expressed in thousands of dollars and as a percentage of sales.



                                                   YEARS ENDED DECEMBER 31,
                               ----------------------------------------------------------
                                       1996                1995                1994
                                       ----                ----                ----
                                 AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT
                                -------   -------    ------   -------    ------   -------

Sales                          $148,257     100.0%  $76,001     100.0%  $90,590     100.0%
Cost of sales                   114,431      77.2    63,087      83.0    67,844      74.9
Gross profit                     33,826      22.8    12,914      17.0    22,746      25.1
Selling, general
  and administrative              9,372       6.3     6,973       9.2     7,429       8.2
Income from continuing
  operations                     24,454      16.5     5,941       7.8    15,317      16.9
Other income, net                 1,042       0.7     1,547       2.0       925       1.0
Class action lawsuit
  settlement expense                -0-       0.0     2,075       2.7       -0-       0.0
Income from continuing
  operations before
  income taxes                   25,496      17.2     5,413       7.1    16,242      17.9



YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Sales increased $72.3 million, or 95%, to $148.3 million for 1996 from $76.0 million for 1995. The increase was primarily due to sales of titanium alloy clubheads, which have significantly higher unit sales prices than steel-alloy clubheads. Sales of titanium alloy clubheads more than offset a decrease in sales of steel alloy clubheads. Titanium clubhead sales represented over 55% and over 6% of total sales for 1996 and 1995, respectively. For the year ended December 31, 1996, the majority of the Company's titanium sales were metal wood clubheads. There is no assurance that metal wood clubheads will continue to comprise the majority of the Company's titanium sales in the future. Sales to Callaway Golf Company represented 46% of total sales for 1996 compared to 47% in 1995. There is no assurance that sales to Callaway will represent similar percentages of total sales in the future.

    Gross profit increased $20.9 million, or 162%, to $33.8 million for 1996 from $12.9 million for 1995. The gross profit margin increased to 23% in 1996 from 17% in 1995. The increase in gross margin was primarily due to the shift in production to titanium clubheads. Gross profit increased $4.5 million to $4.9 million in the fourth quarter 1996 from $0.4 million in the fourth quarter 1995. The gross profit margin increased to 14% in the fourth quarter 1996 from 3% in the fourth quarter 1995. The increase in gross margins was primarily due to higher volume, mainly titanium, and the absence of start-up costs of the titanium operations which were present in the fourth quarter 1995. The gross margin for the fourth quarter 1996 was 9% lower than the gross margin for the full year 1996, primarily due to seasonality of product ordering and the increase in production costs related to the start-up of new products.

    Selling, general and administrative expense increased by $2.4 million, or 34%, to $9.4 million for 1996 from $7.0 million for 1995 and decreased as a percentage of sales to 6% in 1996 from 9% in 1995. The increase in selling, general and administrative expense was due primarily to increased management bonus, increased payroll and related expenses, and expenses related to the supplemental executive retirement program.

    Other income, principally interest income, was $1.0 million for 1996, compared to $1.5 million for 1995. The decrease was due to lower cash balances during most of 1996, coupled with lower average interest rates.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    Sales decreased $14.6 million, or 16%, to $76.0 million for 1995 from $90.6 million for 1994. This decrease was mainly due to a significant decline in unit sales of steel-alloy metal wood clubheads, partially offset by an increase in unit sales of irons and putters and also the addition of titanium, both cast and finish, and finish-only, clubheads. Additionally, orthopedic implant products sales increased and represented 12% of sales in 1995. The Company does not believe medical products sales will exceed 10% of sales in future years. Sales to Callaway decreased, partially offset by an increase in sales to certain other customers. Callaway sales represented 47% of total sales for 1995 compared to 68% in 1994. Sales in the fourth quarter decreased $10.7 million, or 43% to $14.0 million for 1995 from $24.7 million for 1994. This decrease was due to a decrease in sales of steel-alloy clubheads. This decrease was partially offset by sales of titanium clubheads cast and finished by the Company and an increase in medical product sales.

    Gross profit decreased $9.8 million, or 43%, to $12.9 million for 1995 from $22.7 million for 1994. The gross profit margin declined to 17% in 1995 from 25% in 1994. The decrease in gross margin was primarily due to lower manufacturing volume and yields and start-up costs of the titanium operations, partially offset by the favorable impact of the Mexican peso devaluation.

    Selling, general and administrative expense decreased by $0.4 million, or 5%, to $7.0 million for 1995 from $7.4 million for 1994 and increased as a percentage of sales to 9% in 1995 from 8% in 1994. The 1% increase in selling, general and administrative expense as a percentage of sales was mainly due to the decrease in sales and increased legal fees.

    Other income, principally interest income, was $1.5 million for 1995, compared to $0.9 million for 1994. The increase was due to higher cash balances during most of 1995, coupled with higher average interest rates.

DISCONTINUED OPERATIONS

    The plan adopted in October 1993 to phase out the aerospace business was essentially completed by June 1994. The net current assets of discontinued operations as of December 31, 1996 were $808,000, principally consisting of the estimated net realizable value of the Wallingford, Connecticut property including the related deferred tax asset.

      In connection with the offering for sale of the Wallingford, Connecticut property, the Company had an environmental assessment performed, which identified the presence of certain chemicals associated with chlorinated solvents in groundwater beneath a portion of the property. The Company is continuing to conduct further investigations to determine the source and extent of the contamination. The Company has recorded the net assets associated with its discontinued operations at the estimated net realizable value. However, since the precise source and extent of the contamination has not been identified at this time, no assurances can be given that the proceeds to be realized upon sale of this property less the cost of remediation will equal or exceed the estimated net realizable value.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and short-term investments position at December 31, 1996 was $14.1 million compared to $23.9 million on December 31, 1995, a decrease of $9.8 million. Net cash used in operating activities was $1.8 million for the year ended December 31, 1996. Net income of $15.1 million plus depreciation and amortization of $2.5 were more than offset by an increase in inventories of $14.0 million and an increase in accounts receivable of $4.6 million. The increase in inventories was primarily due to the increase in titanium metals inventory and titanium work-in-process inventory to support the expansion of the business. Investing activities consist primarily of $7.7 million of net capital expenditures and the purchase of Company-owned cash surrender value life insurance policies on certain key employees of $1.7 million. Net cash provided by financing activities of $1.2 million consists mainly of proceeds from exercise of stock options of $.8 million including related tax benefits.

    The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5 million and which had no outstanding balance at December 31, 1996. This line of credit, which expires on November 1, 1997, bears interest at the bank's prime rate.

    On October 25, 1995, the Board of Directors authorized the Company to purchase up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. For the year ended December 31, 1996, the Company purchased and retired 13,800 shares for $.2 million. As of December 31, 1996, there were 596,400 shares remaining to be purchased under this authorization.

    The Company believes that its current cash position, the working capital generated by future operations and the ability to borrow from financial institutions should be adequate to meet its financing requirements for current operations and the foreseeable future.

QUARTERLY INFORMATION AND SEASONALITY

    Set forth below is certain unaudited quarterly financial information. The Company believes that all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein.



                                                        YEAR ENDED                              YEAR ENDED
                                                    DECEMBER 31, 1996                       DECEMBER 31, 1995
                                          -------------------------------------   -------------------------------------
                                            1ST       2ND       3RD       4TH       1ST       2ND       3RD       4TH
                                          QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                          -------   -------   -------   -------   -------   -------   -------   -------
                                                            (IN THOUSANDS EXCEPT PER SHARE DATA)

Sales                                     $29,344   $42,508   $41,495   $34,910   $21,201   $23,518   $17,305  $13,977
Gross profit                                7,781    11,575     9,552     4,918     3,921     5,269     3,331      393
Income (loss) before income taxes           5,963     8,627     8,112     2,794     2,469     3,879        70   (1,005)
Provision (benefit) for income taxes        2,445     3,623     3,245     1,117     1,000     1,602        29     (517)
Net income (loss)                           3,518     5,004     4,867     1,677     1,469     2,277        41     (488)
Net income (loss) per share                   .39       .55       .54       .19       .16       .25       .00     (.05)




    The Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment. The Company's operating results have been impacted by seasonal demand for golf clubs, which generally results in higher sales in the second and third quarters. The timing of large new product orders from customers and fluctuations in demand due to a sudden increase or decrease in popularity of specific golf clubs have contributed to quarterly or other periodic fluctuations. No assurances can be given, however, that these factors will mitigate the impact of seasonality.

BACKLOG

    As of December 31, 1996, the Company had a backlog of approximately $28.5 million as compared to a backlog of approximately $25.7 million as of December 31, 1995. The Company believes that its current backlog is scheduled to be shipped in the ensuing four months. Although many of the Company's customers release purchase orders months prior to the requested delivery date, these orders are generally cancelable without penalty provided that no production has commenced. If production has commenced, an order is cancelable upon payment of the cost of production. Historically, the Company's backlog generally has been the highest in the second and third quarters due principally to seasonal factors. Backlog is not necessarily indicative of future operating results.

FORWARD LOOKING INFORMATION

This report and other reports of the Company contain or may contain certain forward-looking statements and information that are based on beliefs of, and information currently available to, the Company's management as well as estimates and assumptions made by the Company's management. When used, the words "anticipate," "believe," "estimate," "expect," "future," "intend," "plan" and similar expressions as they relate to the Company or the Company's management, are used to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the Company's operations and results of operations, competitive factors and pricing pressures, shifts in market demand, the performance and needs of the industries served by the Company, the costs of product development and other risks and uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners, competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary significantly from those anticipated, believed, estimated, expected, intended or planned.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The information, other than quarterly information, required by this item is incorporated herein by reference to the consolidated financial statements and supplementary data listed in Item 14 of Part IV of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this Item with respect to directors is incorporated herein by reference to the information contained under the caption "Nomination and Election of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1996. Information with respect to executive officers is included in Part I of this Report. The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1996.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information required by this Item is incorporated herein by reference to the information contained under the caption "Executive Compensation and Other Information" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this Item is incorporated herein by reference to the information contained under the captions "Voting Securities and Principal Shareholders" and "Stock Ownership of Management" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 11, 1997, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K.

(a)(1)  LIST OF FINANCIAL STATEMENTS

    The consolidated financial statements listed in the accompanying Index to Financial Statements and Schedules are filed as part of this Report.

(a)(2)  LIST OF FINANCIAL STATEMENT SCHEDULE

    The financial statement schedule listed in the accompanying Index to Financial Statements and Schedule are filed as part of this Report.

(a)(3)  LIST OF EXHIBITS

    The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report.

(b)  REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the fourth quarter of 1996.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 1997   COASTCAST CORPORATION



                             By:        /s/    RICHARD W. MORA
                                  --------------------------------------------
                                  Richard W. Mora, President, Chief Operating
                                  Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 1997.

         SIGNATURE                                    TITLE
         ---------                                    -----

 /s/      HANS H. BUEHLER
-----------------------------------
Hans H. Buehler                        Chairman of the Board, Chief  Executive
                                       Officer and Director (Principal
                                       Executive Officer)

 /s/      ROBERT C. BRUNING
-----------------------------------
Robert C. Bruning                      Chief Financial Officer and Secretary
                                       (Principal Financial and Accounting
                                       Officer)

 /s/    GEORGE L. GRAZIADIO
-----------------------------------
George L. Graziadio                    Director


 /s/      EDWIN A. LEVY
-----------------------------------
Edwin A. Levy                          Director


 /s/    VERNON R. LOUCKS, JR.
-----------------------------------
Vernon R. Loucks, Jr.                  Director


 /s/    LEE E. MIKLES
-----------------------------------
Lee E. Mikles                          Director


/s/    RICHARD W. MORA
-----------------------------------
Richard W. Mora                        Director


 /s/    PAUL A. NOVELLY
-----------------------------------
Paul A. Novelly                        Director

                     INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS                               PAGE NUMBER

Independent Auditors' Report                                         21
Consolidated Balance Sheets as of December 31, 1996 and 1995         22
Consolidated Statements of Income for the years ended
    December 31, 1996, 1995 and 1994                                 23
Consolidated Statements of Shareholders' Equity for the years
    ended December 31, 1994, 1995 and 1996                           24
Consolidated Statements of Cash Flows for the years ended
    December 31, 1996, 1995 and 1994                                 25
Notes to Consolidated Financial Statements                           26

SCHEDULES

Independent Auditors' Report                                         34
Schedule II--Valuation and Qualifying Accounts as of and
    for the years ended December 31, 1994, 1995 and 1996             35

                             INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Coastcast Corporation:

We have audited the accompanying consolidated balance sheets of Coastcast Corporation and subsidiary as of December 31, 1996 and 1995 and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coastcast Corporation and subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Long Beach, California
February 5, 1997

                                COASTCAST CORPORATION

                             CONSOLIDATED BALANCE SHEETS


                                                         DECEMBER 31,
                                                 ----------------------------
                                                      1996            1995
                                                 ------------     -----------
A S S E T S
Current assets:
 Cash and cash equivalents (Note 1)               $14,060,000      $9,237,000
 Short-term investments (Note 1)                           -       14,718,000
 Trade accounts receivable, net of allowance
    for doubtful accounts of $400,000 at
    December 31, 1996 and 1995 (Note 1)            11,783,000       7,198,000
 Inventories (Notes 1 and 3)                       21,660,000       7,611,000
 Prepaid expenses and other current assets          4,800,000       2,743,000
 Deferred income taxes (Note 8)                       864,000       1,240,000
 Net current assets of discontinued operations
    (Note 2)                                          808,000         697,000
                                                  -----------     -----------
   Total current assets                            53,975,000      43,444,000
Property, plant and equipment, net (Notes 1 and 4) 20,171,000      15,214,000
Other assets                                        1,954,000         250,000
                                                  -----------     -----------
                                                  $76,100,000     $58,908,000
                                                  -----------     -----------
                                                  -----------     -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                  $5,043,000      $3,833,000
 Accrued liabilities (Note 6)                       4,132,000       4,823,000
                                                  -----------     -----------
   Total current liabilities                        9,175,000       8,656,000
Deferred compensation (Note 7)                        438,000               -
                                                  -----------     -----------
   Total liabilities                                9,613,000       8,656,000
Commitments and contingencies (Notes 7 and 10)
Shareholders' Equity (Notes 1 and 11):
 Preferred stock, no par value, 2,000,000
    shares authorized; none issued and
    outstanding
 Common stock, no par value, 20,000,000
    shares authorized; 8,777,890 and 8,734,694
    shares issued and outstanding as of
    December 31, 1996 and 1995, respectively       38,205,000      37,036,000
 Retained earnings                                 28,282,000      13,216,000
                                                  -----------     -----------
   Total shareholders' equity                      66,487,000      50,252,000
                                                  -----------     -----------
                                                  $76,100,000     $58,908,000
                                                  -----------     -----------
                                                  -----------     -----------




             See accompanying notes to consolidated financial statements.

                                COASTCAST CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME




                                               YEARS ENDED DECEMBER 31,
                                       --------------------------------------
                                           1996          1995         1994
                                       ------------  -----------  -----------
Sales (Notes 1 and 9)                  $148,257,000  $76,001,000  $90,590,000
Cost of sales                           114,431,000   63,087,000   67,844,000
                                       ------------  -----------  -----------
Gross profit                             33,826,000   12,914,000   22,746,000
Selling, general and administrative       9,372,000    6,973,000    7,429,000
                                       ------------  -----------  -----------
Income from operations                   24,454,000    5,941,000   15,317,000
Other income, net                         1,042,000    1,547,000      925,000
Class action lawsuit settlement expense          -     2,075,000           -
                                       ------------  -----------  -----------
Income before income taxes               25,496,000    5,413,000   16,242,000
Provision for income taxes
   (Notes 1 and 8)                       10,430,000    2,114,000    6,420,000
                                       ------------  -----------  -----------
Net income                             $ 15,066,000  $ 3,299,000  $ 9,822,000
                                       ------------  -----------  -----------
                                       ------------  -----------  -----------

NET INCOME PER SHARE
 Net income                            $      1.67   $     0.36   $     1.08
                                       ------------  -----------  -----------
                                       ------------  -----------  -----------

WEIGHTED AVERAGE SHARES OUTSTANDING
   (Note 1)                               9,038,223    9,098,936    9,112,702
                                       ------------  -----------  -----------
                                       ------------  -----------  -----------

             See accompanying notes to consolidated financial statements.

                                COASTCAST CORPORATION

                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996



                                                       COMMON STOCK
                                                 -------------------------
                                                  NUMBER OF                      RETAINED
                                                   SHARES         AMOUNT         EARNINGS       TOTAL
                                                 ----------   ------------    -----------    -----------

BALANCE AT JANUARY 1, 1994                        8,641,994    $31,058,000     $  251,000    $31,309,000
 Net income                                                                     9,822,000      9,822,000
 Dividends (Note 1)                                                              (156,000)      (156,000)
 Issuance of common stock, net of
    issuance costs                                  450,000     10,101,000                    10,101,000
                                                 ----------   ------------    -----------    -----------
BALANCE AT DECEMBER 31, 1994                      9,091,994    $41,159,000     $9,917,000    $51,076,000
 Net income                                                                     3,299,000      3,299,000
 Stock options exercised, including related
    tax benefit (Note 11)                            32,500        298,000                       298,000
 Repurchase of common stock                        (389,800)    (4,421,000)                   (4,421,000)
                                                 ----------   ------------    -----------    -----------
BALANCE AT DECEMBER 31, 1995                      8,734,694    $37,036,000    $13,216,000    $50,252,000
 Net income                                                                    15,066,000     15,066,000
 Stock options exercised, including related
    tax benefit (Note 11)                            56,996        834,000                       834,000
 Director compensatory stock options                               269,000                       269,000
 Stock options granted to non-employee (Note 11)                   269,000                       269,000
 Repurchase of common stock                         (13,800)      (203,000)                     (203,000)
                                                 ----------   ------------    -----------    -----------
BALANCE AT DECEMBER 31, 1996                      8,777,890    $38,205,000    $28,282,000    $66,487,000
                                                 ----------   ------------    -----------    -----------
                                                 ----------   ------------    -----------    -----------




             See accompanying notes to consolidated financial statements.

                                COASTCAST CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                YEARS ENDED DECEMBER 31,
                                                                        ------------------------------------------
                                                                             1996           1995           1994
                                                                        ------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                              $15,066,000    $ 3,299,000    $ 9,822,000
 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                           2,479,000      1,862,000      1,882,000
   Loss on disposal of machinery and equipment                                79,000         21,000        155,000
   Change in accrual for disposal of aerospace business                     (214,000)      (314,000)    (1,491,000)
   Deferred compensation                                                     438,000
   Deferred income taxes                                                     479,000        258,000       (534,000)
   Changes in operating assets and liabilities:
     Trade accounts receivable                                            (4,585,000)      (629,000)        81,000
     Inventories                                                         (14,049,000)      (749,000)     1,515,000
     Prepaid expenses and other current assets                             2,057,000)    (1,657,000)      (406,000)
     Accounts payable and accrued liabilities                                519,000      2,906,000         43,000
                                                                        ------------   ------------   ------------
       Net cash (used in) provided by operating activities                (1,845,000)     4,997,000     11,067,000
                                                                        ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Net sales (purchases) of short-term investments                          14,718,000      4,921,000    (19,639,000)
 Purchase of property, plant and equipment                                (7,653,000)    (3,797,000)    (6,500,000)
 Proceeds from disposal of machinery and equipment                           138,000         41,000        529,000
 Other assets                                                             (1,704,000)        10,000        270,000
                                                                        ------------   ------------   ------------
       Net cash provided by (used in) investing activities                 5,499,000      1,175,000    (25,340,000)
                                                                        ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Non-employee director compensatory stock options                            269,000
 Stock options granted to non-employee                                       269,000
 Proceeds from issuance of common stock upon secondary
   public offering                                                                                      10,170,000
 Payment of stock issuance costs                                                                           (69,000)
 Proceeds from issuance of common stock upon exercise
   of options, including related tax benefit                                 834,000     298,000 00
 Repurchase of common stock                                                 (203,000)    (4,421,000)
 Dividends paid                                                                                         (2,418,000)
                                                                        ------------   ------------   ------------
     Net cash provided by (used in) financing activities                   1,169,000     (4,123,000)     7,683,000
                                                                        ------------   ------------   ------------
 NET INCREASE (DECREASE) IN CASH                                           4,823,000      2,049,000     (6,590,000)
 CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                               9,237,000      7,188,000     13,778,000
                                                                        ------------   ------------   ------------
 CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                             $14,060,000    $ 9,237,000    $ 7,188,000
                                                                        ------------   ------------   ------------
                                                                        ------------   ------------   ------------



             See accompanying notes to consolidated financial statements.

                                COASTCAST CORPORATION

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of Coastcast Corporation (the "Company") and its wholly owned subsidiary. All material intercompany transactions have been eliminated in consolidation.

    ORGANIZATION AND OPERATIONS--Coastcast Corporation is incorporated under the laws of the State of California. The Company's principal business is the production of investment-cast golf clubheads, and precision investment castings and related engineering for the medical industry (See Note 2). The Company sells its products to customers of varying strength and financial resources, principally located in the United States. The Company's wholly owned subsidiary is incorporated under the laws of the Mexican maquiladora program and its principal activities are the grinding, polishing and finishing of golf clubheads.

    USE OF ESTIMATES--The preparation of financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    DISCONTINUED OPERATIONS--The Company has historically manufactured investment-cast aerospace and other industrial products in addition to golf clubheads and orthopedic implant products. In October 1993, the Company announced its decision to discontinue its aerospace business, and as of June 1994 had essentially phased out this business (See Note 2). As a result of the disposition, the Company is devoted to the manufacture of investment-cast golf clubheads and medical implants.

    REVENUE RECOGNITION--Revenue is recognized when goods are shipped to the customer.

    CASH EQUIVALENTS--Cash equivalents consist of short-term investments purchased with original maturities of three months or less.

    SHORT-TERM INVESTMENTS--Short-term investments are recorded at cost plus accrued interest, which approximates market value, and consist of U.S. Treasury securities.

    CONCENTRATION OF CREDIT RISK--The Company's financial instruments that are exposed to credit risk consist primarily of accounts receivable. The Company grants credit to substantially all of its customers, performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for potential credit losses. See also Note 9.

    INVENTORIES--Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

    PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation and amortization are provided using primarily straight-line methods over the estimated useful lives of the related assets as follows:

         Machinery and equipment                 7 years
         Building and improvements            5-31 years
         Furniture, fixtures and computers     3-7 years
         Autos and trucks                      5-7 years

    INCOME TAXES--Deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates. The adoption did not have a material effect on the consolidated financial statements (see Note 8).

    EARNINGS PER SHARE--Net income per share is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options (using the treasury stock method).

    FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts of Cash and cash equivalents, Accounts receivable and Accounts payable approximate fair value because of the short maturities of these instruments.

    ACCOUNTING PRONOUNCEMENTS--During 1996, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. Among other provisions, the statement changed current accounting practices for the evaluation of impairment of long-lived assets. The adoption did not have a material effect on the Company's financial statements.

    During 1996, the Company also adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The statement requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. The statement also requires compensation cost to be measured based on the fair value of equity instruments awarded to non-employees. The Company will continue to apply Accounting Principles Board Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per shares (see Note 11).

2.  DISCONTINUED OPERATIONS

    The plan adopted in October 1993 to phase out the aerospace business was essentially completed by June 1994. The net current assets of discontinued operations as of December 31, 1996 were $808,000, principally consisting of the estimated net realizable value of the Wallingford, Connecticut property including the related deferred tax asset.

    In connection with the offering for sale of the Wallingford, Connecticut property, the Company had an environmental assessment performed, which identified the presence of certain chemicals associated with chlorinated solvents in groundwater beneath a portion of the property. The Company is continuing to conduct further investigations to determine the source and extent of the contamination. The Company has recorded the net assets associated with its discontinued operations at the estimated net realizable value. However, since the precise source and extent of the contamination has not been identified at this time, no assurances can be given that the proceeds to be realized upon sale of this property less the cost of remediation will equal or exceed the estimated net realizable value.

    Revenues for the aerospace business for 1996, 1995 and 1994 were $0, $0 and $3,484,000, respectively.

3.  INVENTORIES

    Inventories consist of the following:

                                                  DECEMBER 31,
                                            -------------------------
                                                1996          1995
                                                ----          ----
Raw materials and supplies ................ $ 10,448,000   $1,546,000
Tooling ...................................      294,000      178,000
Work-in-process ...........................    9,792,000    4,981,000
Finished goods ............................    1,126,000      906,000
                                            ------------   ----------
                                            $ 21,660,000   $7,611,000
                                            ------------   ----------
                                            ------------   ----------

    Included above are costs incurred for the production of tooling which is subsequently sold to customers upon acceptance of the first production unit.

4.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:
                                                        DECEMBER 31,
                                                    --------------------
                                                    1996            1995
                                                    ----            ----

Land ............................................$ 2,186,000    $ 1,788,000
Buildings and improvements ......................  7,376,000      7,245,000
Machinery and equipment.......................... 21,800,000     16,213,000
Autos and trucks.................................    900,000        842,000
Furniture, fixtures and computers ...............  2,160,000      1,802,000
                                                 -----------    -----------
                                                  34,422,000     27,890,000
Less accumulated depreciation and amortization .. 14,251,000     12,676,000
                                                 -----------    -----------
                                                 $20,171,000    $15,214,000
                                                 -----------    -----------
                                                 -----------    -----------

    Depreciation and amortization expense for 1996, 1995 and 1994 was $2,479,000, $1,862,000 and $1,750,000, respectively.

5.  SHORT-TERM BORROWINGS

    The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5,000,000 and which had no outstanding balance at December 31, 1996. This line of credit, which expires on November 1, 1997, bears interest at the bank's prime rate.

6.  ACCRUED LIABILITIES

    Accrued liabilities consist of the following:
                                                        DECEMBER 31,
                                                    --------------------
                                                    1996            1995
                                                    ----            ----
Accrued payroll and related expenses.............$2,222,000     $  908,000
Accrued vacation.................................   834,000        652,000
Accrued class action lawsuit settlement..........                2,075,000
Accrued insurance................................   332,000        492,000
Other accrued expenses...........................   744,000        696,000
                                                 -----------    -----------
                                                 $4,132,000     $4,823,000
                                                 -----------    -----------
                                                 -----------    -----------

    On October 24, 1995, the Company announced an agreement for settlement of the securities class action lawsuits pending against the Company and certain of its officers and directors in the United States District Court for the Central District of California. On November 6, 1995 the parties entered into a Stipulation of Settlement which provides for the creation of a settlement fund of $6.25 million to be paid by or on behalf of the defendants to class members who purchased Company common stock during the class period, January 24, 1994 to August 17, 1994. The officers' and directors' liability insurer has contributed $4.175 million towards the settlement fund, which has been duly and fully funded. The Company charged $2.075 million against its operating results for the year ended December 31, 1995. The $2.075 million was funded in January 1996. On May 6, 1996, the United States District Court granted final approval of the Company's securities litigation class action settlement.

7.  RETIREMENT PLANS

    The Company has a defined benefit plan which covers substantially all of its hourly union employees. The plan provides for a monthly benefit payable for the participant's lifetime commencing the first day of the month following the attainment of age sixty-five in an amount equal to $10 multiplied by the participant's credited service.

    The following table sets forth the plan's funded status:

                                                        DECEMBER 31,
                                                    --------------------
                                                    1996            1995
                                                    ----            ----
Actuarial present value of accumulated benefit
  obligation, including vested benefits of
  $1,430,000 and $1,407,000, respectively .......$1,592,000     $1,550,000
                                                 ----------     -----------
                                                 ----------     -----------
Projected benefit obligation.....................$1,592,000     $1,550,000
Fair value of plan assets........................ 1,883,000      1,856,000
                                                 ----------     -----------
Plan assets in excess of projected benefit
  obligation.....................................   291,000        306,000
Unrecognized net gain............................  (106,000)      (111,000)
Unrecognized prior service costs.................    70,000         75,000
Unrecognized transition amount...................  (172,000)      (198,000)
                                                 ----------     -----------
Prepaid pension cost.............................$   83,000     $   72,000
                                                 ----------     -----------
                                                 ----------     -----------
Net pension cost included the following
    components:
  Service cost...................................$   31,000     $   26,000
  Interest cost on projected benefit obligation..   104,000         99,000
  Actual return on plan assets...................  (159,000)      (262,000)
  Net amortization and deferral..................    13,000        128,000
                                                 ----------     -----------
Net periodic pension income......................$  (11,000)    $   (9,000)
                                                 ----------     -----------
                                                 ----------     -----------

    The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7% in 1996 and 1995. The expected long-term rate of return on assets was 7% for 1996 and 1995.

    Effective January 1, 1996, the Company adopted a retirement savings plan (the "401(k) Plan") pursuant to which all employees who satisfy the age and service requirements under the plan and who are not covered by collective bargaining agreements may defer compensation for income tax purposes under section 401(k) of the Internal Revenue Code of 1986. Participants may contribute up to 15% of their compensation up to the maximum permitted under federal law. The Company is obligated to contribute annually an amount equal to 25% of each participant's contribution up to 6% of that participant's annual compensation. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $102,000 during 1996.

    On September 1, 1996, the Company adopted a supplemental executive retirement plan (the "SERP") for certain key employees. Benefits generally accrue at a rate of 7% of final average salary per year of participation in the plan, up to 10 years. In general, participants in the plan only become fully vested with respect to their accrued benefits upon completion of 5 years of plan participation. To partially fund this plan, the Company purchases whole-life insurance contracts on the related participants. The cash surrender value of these policies are in an irrevocable rabbi trust and are presented as an asset of the Company, in "other assets" in the accompanying consolidated balance sheets. Deferred compensation expense under the SERP was $438,000 in 1996.

    The Company does not provide any other post-retirement benefits to its employees.

8.  INCOME TAXES AND PRO FORMA INCOME TAXES

The provision for income taxes are as follows:

                                            YEARS ENDED DECEMBER 31,
                                          --------------------------------
                                          1996           1995         1994
                                          ----           ----         ----
Current:
  Federal. . . . . . . . . . . . .     $8,319,000     $1,680,000  $6,029,000
  State. . . . . . . . . . . . . .      1,405,000        176,000   1,541,000
  Foreign. . . . . . . . . . . . .        227,000
                                       -----------     ----------  -----------
                                        9,951,000      1,856,000   7,570,000
                                       -----------     ----------  -----------

Deferred:
  Federal. . . . . . . . . . . . .        258,000        210,000    (907,000)
  State. . . . . . . . . . . . . .        221,000        48,000     (243,000)
                                       -----------     ----------  -----------
 . . . . . . . . . . . . . . . . .        479,000        258,000  (1,150,000)
                                       -----------     ----------  -----------
 . . . . . . . . . . . . . . . . .    $10,430,000     $2,114,000  $6,420,000
                                       -----------     ----------  -----------
                                       -----------     ----------  -----------


    The actual income tax provision on earnings subject to income taxes differs from the statutory federal income tax rate due to the following:

                                            YEARS ENDED DECEMBER 31,
                                          --------------------------------
                                          1996           1995         1994
                                          ----           ----         ----
Federal income taxes at the
  statutory rate . . . . . . . .       $8,924,000     $1,895,000   $5,685,000
State income taxes, net of federal
  benefit. . . . . . . . . . . .        1,541,000        363,000      955,000
California investment tax credit         (349,000)      (168,000)    (119,000)

Other items. . . . . . . . . . .          314,000         24,000     (101,000)
                                       -----------     ----------  -----------
                                      $10,430,000     $2,114,000   $6,420,000
                                       -----------     ----------  -----------
                                       -----------     ----------  -----------


    The tax effects of items comprising the Company's net deferred tax asset are as follows:

                                             DECEMBER 31,
                                           ------------------
                                           1996          1995
                                           ----          ----

Allowance for doubtful accounts. .     $ 170,000     $  175,000
Accrued expenses . . . . . . . . .       315,000      1,222,000
Inventory reserve. . . . . . . . .       417,000        440,000
State income taxes . . . . . . . .       584,000        (60,000)
Depreciation . . . . . . . . . . .      (303,000)      (314,000)
Other items. . . . . . . . . . .        (319,000)      (223,000)
                                      ----------     ----------
                                       $ 864,000     $1,240,000
                                      ----------     ----------
                                      ----------     ----------

9 .  MAJOR CUSTOMERS

    The Company derived 46%, 18% and 13% of sales from three top customers in 1996, 47%, 13% and 10% of sales from three top customers in 1995 and 68% from one major customer in 1994.

10.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASES--The Company leases certain facilities under various operating leases with terms ranging from five to ten years. The leases contain renewal options for an additional five and ten year period which have not been included in the rental commitment schedule below. In general, these leases provide for payment of property taxes, maintenance and insurance by the Company and include rental increases based on the Consumer Price Index.

    The future minimum lease payments required under these leases as of December 31, 1996 are as follows:

    YEAR ENDING
    DECEMBER 31

    1997............... $1,265,000
    1998...............  1,080,000
    1999...............    114,000
    2000...............    114,000
    2001...............     57,000
                        ----------
                        $2,630,000
                        ----------
                        ----------

    Rent expense for 1996, 1995 and 1994 was approximately $1,355,000, $1,273,000 and $1,135,000, respectively.

11.  STOCK OPTION PLANS

    Under the Company's 1996 Amended and Restated Employee Stock Option Plan ("1996 Employee Stock Option Plan"), a maximum of 1,950,000 shares of common stock may be issued pursuant to exercise of options granted to officers and key employees under the plan. Options may be granted under the plan at prices which are equal to or greater than the fair market value of the shares at the date of grant. The options become exercisable over a period of time as determined by the Board of Directors or a committee of directors and generally expire ten years from the date of grant or earlier following termination of employment. As of December 31, 1996, an aggregate of 374,378 shares had been purchased pursuant to exercise of options granted under the plan, options to purchase an aggregate of 1,111,459 shares were outstanding (including options which were then exercisable to purchase 280,319 of such shares), and 464,163 shares were available for additional grants of options under the plan.

    Under the Company's 1995 Amended and Restated Non-Employee Director Stock Option Plan ("1995 Director Stock Option Plan"), a maximum of 200,000 shares of common stock may be issued pursuant to exercise of options granted under the plan to certain non-employee directors. Options are granted under the plan at prices equal to the fair market value of the shares at the date of grant. The options generally become exercisable over a three-year period of time and expire at the earlier of one year after the optionee ceases to be a director or ten years from the date of grant. As of December 31, 1996, no shares had been purchased under the plan, options to purchase an aggregate of 150,000 shares were outstanding under the plan, including 36,669 shares as to which such options were then exercisable, and 50,000 shares were available for additional grants of options under the plan .

    In October 1993, the Board of Directors granted to two directors options to purchase a total of 65,000 shares of common stock at an exercise price of $7.69 per share. These options were not issued under the foregoing option plans. The options are exercisable immediately and expire at the earlier of one year after the optionee ceases to be a director of the Company or 10 years from the date of grant. As of December 31, 1996, no options were outstanding.

    In April 1996, the Board of Directors granted to a non-employee options to purchase 30,000 shares of common stock at an exercise price of $22.50, for which the Company recognized expense of $269,000. These options were not issued under the foregoing option plans.

    The following summarizes the Company's stock option activity under all arrangements for the three years ended December 31, 1996:

                                                        WEIGHTED
                                                         AVERAGE
                                                        EXERCISE
                                          NUMBER          PRICE
                                        ----------       ---------

Balance, January 1, 1994 . . . . .       530,926          $12.96
  Granted. . . . . . . . .                48,771           22.34
  Forfeited. . . . . . . . .            (130,705)          14.05
                                       ----------        -------
Balance, December 31, 1994 .             448,992          $13.66
  Granted. . . . . . . . . .             431,500            8.00
  Forfeited. . . . . . . . .             (41,600)          16.37
  Exercised. . . . . . . . .             (32,500)           7.69
                                       ----------        -------
Balance, December 31, 1995 .             806,392          $10.73
  Granted. . . . . . . . . .             689,698           16.81
  Forfeited. . . . . . . . . .          (147,635)          13.36
  Exercised. . . . . . . . .             (56,996)          12.00
                                       ----------        -------
Balance, December 31, 1996 . . .       1,291,459          $14.48
                                       ----------        -------
                                       ----------        -------

    The following table summarizes information about stock options outstanding at December 31, 1996:



                                      Weighted        Weighted                           Weighted
Range of             Number           Average         Average           Number           Average
Exercise           Outstanding       Remaining        Exercise       Exercisable         Exercise
 Prices            at 12/31/96    Contractual Life      Price        at 12/31/96           Price
-----------------------------------------------------------------------------------------------------------
$4.00 - 10.00         190,013        7.2               $7.95           105,014            $6.29
10.25 - 12.50         209,833        8.3               10.89            11,667            10.98
13.13 - 13.62         191,321        9.9               13.61            52,107            13.60
15.00 - 15.38         240,000        9.2               15.36             6,667            15.00
16.00 - 16.00         228,894        7.1               16.00           132,466            16.00
16.38 - 21.50         143,648        9.5               18.88                 0                0
22.25 - 30.88          87,750        8.9               25.60             9,634            29.76
                    ---------        ---              ------           -------           ------

$4.00 - 30.88       1,291,459        8.5              $14.48           317,555           $12.60
                    ---------        ---              ------           -------           ------
                    ---------        ---              ------           -------           ------



    The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for options granted under its 1996 Employee Stock Option Plan or its 1995 Director Stock Option Plan, except for stock options granted to directors on December 13, 1995, which were subject to approval and subsequently approved by shareholders on June 12, 1996. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                   YEARS ENDED DECEMBER 31,
                                                 ---------------------------
                                                      1996           1995
                                                      ----           ----

Net income:   As reported.......................  $ 15,066,000  $ 3,299,000
              Pro forma.........................    14,460,000    3,179,000

Net income per share:  As reported..............         $1.67         $.36
                      Pro forma.................         $1.54         $.34

    The fair value of each stock option grant is estimated on the date of grant
using the Black-Scholes option pricing model.   The following weighted-average
assumptions were used in 1996 and 1995: no dividend yield, expected volatility of 61.8%, risk-free interest rate of 5.9%, and expected term of 4 years. The weighted average fair value per share of options granted in 1996 and 1995 was $8.25 and $5.40, respectively.

12.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                          1996           1995          1994
                                          ----           ----          ----
CASH PAID DURING THE YEAR FOR:
  Income taxes....................  $10,500,000    $2,700,000     $7,802,000

                             INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Coastcast Corporation:

We have audited the consolidated financial statements of Coastcast Corporation as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, and have issued our report thereon dated February 5, 1997; such report is included elsewhere in this Annual Report on Form 10-K. Our audits of the consolidated financial statements referred to in our aforementioned report also included the financial statement schedule of Coastcast Corporation, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP



Long Beach, California
February 5, 1997

                                COASTCAST CORPORATION

                    SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS



                                                                (CHARGED)/
                                                 BALANCE AT     CREDITED TO    CHARGED TO                     BALANCE
                                                 BEGINNING      COSTS AND         OTHER                       AT END
 CLASSIFICATION                                  OF PERIOD       EXPENSES        ACCOUNTS     DEDUCTIONS     OF PERIOD
 --------------                                  ---------      -----------    ----------     ----------     ---------
Allowance for doubtful accounts:
 Year ended December 31, 1994                      (378,000)      94,000       (16,000)                        (300,000)
 Year ended December 31, 1995                      (300,000)    (100,000)                                      (400,000)
 Year ended December 31, 1996                      (400,000)                                                   (400,000)
Reserve for inventory:
 Year ended December 31, 1994                      (161,000)    (965,000)                                    (1,126,000)
 Year ended December 31, 1995                    (1,126,000)     400,000                                       (726,000)
 Year ended December 31, 1996                      (726,000)    (120,000)                                      (846,000)



                                    EXHIBIT INDEX

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                       DESCRIPTION                              PAGE
-------                      -----------                              ----
3.1.1    Articles of Incorporation of the Company, as amended (1)

3.1.2 Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6, 1993 (1)

3.2      Bylaws of the Company (1)

4        Specimen Stock Certificate of the Company (1)

10.1*    1993 Amended and Restated Employee Stock Option Plan
         ("Employee Plan") (1)

10.2*    1996 Amended and Restated Employee Stock Option Plan
         ("Employee Plan")                                         39

10.3*    Non-Employee Director Stock Option Plan ("Director
         Plan"), together with form of notice of grant and grant summary (1)

10.4*    1995 Amended and Restated Non-Employee Director Stock
         Option Plan on-Employee Director Stock Option Plan
         ("Director Plan"), together with form of notice of grant and grant summary (1)

10.6     Lease, dated June 20, 1988, between the Company and
         Watson Land Company for the facilities in Rancho
         Dominguez, California (1)

10.7     Lease Agreement, dated December 17, 1993, between
         Productos Recreativos, S.A.  and Parque Industrial
         Mexicali, S.A. de C.V. for the facilities known as Mercurio #70 in Mexicali, Mexico (2)

10.8     Lease Agreement, dated December 17, 1993, between
         Productos Recreativos, S.A.  and Parque Industrial
         Mexicali, S.A. de C.V. for the facilities known as Avenue Galaxia 50 in Mexicali, Mexico (2)

10.9     Lease Agreement, dated December 17, 1993, between
         Productos Recreativos, S.A.  and Parque Industrial
         Mexicali, S.A. de C.V. for facilities known as Mercurio #30 in Mexicali, Mexico (2)

10.10    Lease Agreement, dated January 22, 1996, between
         Coastcast Corporation, S.A.  and Parque Industrial
         Mexicali, S.A. de C.V. for the facilities known as Calle Marte #162 in Mexicali, Mexico (4)

10.11 Guaranty, dated November 1, 1988, by the Company for the leases of the Mexicali, Mexico facilities (1)

10.12 Guaranty, dated January 23, 1996, by the Company for the lease, dated January 22, 1996 (4)

                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                       DESCRIPTION                              PAGE
-------                      -----------                              ----

10.13 Agreement, dated November 4, 1992, between the Company and United Steelworkers of America (1)

10.14    Form of Indemnification Agreement (1)

10.15    Revolving Line of Credit Note and Loan Agreement, dated
         November 1, 1996 between the Company and Wells Fargo
         Bank, National Association                                51

10.16    Revolving Line of Credit Note, dated November 1, 1996
         between the Company and Wells Fargo Bank, National
         Association                                               56

10.17*   Employment Agreement between the Company and Hans H.
         Buehler (1)

10.18* Employment and Severance Agreement between the Company and Robert C. Milo (3)

10.19*   Amended and Restated Coastcast Corporation Selected
         Employees Pension Plan, dated October 1, 1987 (1)

10.20* Coastcast Corporation 401(k) Retirement Plan, effective January 1, 1996 (4)

10.22    Coastcast Corporation S Corporation Termination, Tax
         Allocation and Indemnification Agreement dated December
         1, 1993, between the Company and certain
         Shareholders (1)

10.24*   Coastcast Corporation Supplemental Executive Retirement
         Plan, effective September 1, 1996 (5)

10.25*   First Amendment to Coastcast Corporation Supplemental
         Executive Retirement Plan, effective September 1,
         1996 (5)

10.26*   Second Amendment to Coastcast Corporation Supplemental
         Executive Retirement Plan, dated February 18, 1997        58

10.27* Trust Agreement by and between Coastcast Corporation and Imperial Trust Company, dated September 1, 1996 (5)

11       Computation of Pro Forma Net Income Per Common and
         Common Equivalent Shares                                  59

21       Subsidiaries of the Company (4)

24       Consent of Independent Auditors                           60


__________________________________
*   Management contract or compensating plan or arrangement.

(1) Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (Registration No. 33-71294) filed on November 4, 1993, as amended by Amendment No. 1 filed on November 17, 1993, Amendment No. 2 filed on December 1, 1993, and Amendment No. 3 filed on December 9, 1993.

(2) Incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1993.

(3) Incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1994.

(4) Incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1995.

(5) Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended September 30, 1996.