Form 10-Q
period 1997-03-31
COASTCAST CORP
filed 1997-05-13
CIK 914479

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 for the transition period from to

                               ____________________________

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

                 Yes  X           No
                     ---             ---
At May 12, 1997 there were outstanding 8,794,334 shares of common stock, no par value.

                                COASTCAST CORPORATION
                                        INDEX
                                        -----
                                                                 Page
                                                                Number
                                                                -------

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of
         March 31, 1997 (Unaudited) and December 31, 1996           3

    Condensed Consolidated Statements of  Income for the
         Three Months Ended March 31, 1997 and 1996
         (Unaudited)                                                4

    Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended March 31, 1997 and 1996 (Unaudited)     5

    Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                6


Item 2.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                            8

PART II. OTHER INFORMATION:

Item 5.  Other Information                                          9

Item 6.  Exhibits and Reports on Form 8-K                           9

                              COASTCAST CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                              (Unaudited)
                                                March 31,      December 31,
                                                 1997             1996
                                              ------------    ------------
                   ASSETS
Current assets:
  Cash and cash equivalents                   $  7,895,000    $  14,060,000
  Trade accounts receivable, net of
    allowance for doubtful accounts
    of $400,000 at March 31, 1997 and
    December 31, 1996                           12,770,000       11,783,000
  Inventories (Note 2)                          29,900,000       21,660,000
  Prepaid expenses and other current
    assets                                       3,576,000        4,800,000
  Deferred income taxes                            864,000          864,000
  Net current assets of discontinued
    operations (Note 3)                            821,000          808,000
                                              ------------    ------------
      Total current assets                      55,826,000       53,975,000
Property, plant and equipment, net              19,951,000       20,171,000
Other assets                                     1,989,000        1,954,000
                                              ------------    ------------
                                              $ 77,766,000    $  76,100,000
                                              ------------    ------------
                                              ------------    ------------
    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                            $  6,004,000    $   5,043,000
  Accrued liabilities                            3,063,000        4,132,000
                                              ------------    ------------
    Total current liabilities                    9,067,000        9,175,000
Deferred compensation                              741,000          438,000
                                              ------------    ------------
    Total liabilities                            9,808,000        9,613,000
                                              ------------    ------------
Commitments and contingencies
Shareholders' Equity:
  Preferred stock, no par value, 2,000,000
    shares authorized; none issued and
    outstanding
  Common stock, no par value, 20,000,000
    shares authorized; 8,794,334 and
    8,777,890 shares issued and outstanding
    as of March 31, 1997 and December 31,
    1996, respectively                          38,478,000       38,205,000
  Retained earnings                             29,480,000       28,282,000
                                              ------------    ------------
    Total shareholders' equity                  67,958,000       66,487,000
                                              ------------    ------------
                                              $ 77,766,000    $  76,100,000
                                              ------------    ------------
                                              ------------    ------------

See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                  FOR THE THREE MONTHS
                                                     ENDED MARCH 31,
                                              ----------------------------
                                                  1997           1996
                                              ------------    ------------
Sales                                         $ 29,001,000    $ 29,344,000
Cost of sales                                   24,976,000      21,563,000
                                              ------------    ------------
Gross profit                                     4,025,000       7,781,000
Selling, general and administrative expenses     2,184,000       2,186,000
                                              ------------    ------------
Income from operations                           1,841,000       5,595,000
Other income, net                                  172,000         368,000
                                              ------------    ------------
Income before income taxes                       2,013,000       5,963,000
Provision for income taxes                         815,000       2,445,000
                                              ------------    ------------
Net income                                    $  1,198,000    $  3,518,000
                                              ------------    ------------
                                              ------------    ------------
NET INCOME PER SHARE
  Net income (Note 4)                         $       0.13    $       0.39
                                              ------------    ------------
                                              ------------    ------------

WEIGHTED AVERAGE SHARES OUTSTANDING              8,971,031       8,929,812
                                              ------------    ------------
                                              ------------    ------------

See accompanying notes to condensed consolidated financial statements.

                             COASTCAST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                        FOR THE THREE MONTHS
                                                            ENDED MARCH 31,
                                                      ----------------------------
                                                          1997           1996
                                                      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                          $  1,198,000    $ 3,518,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                          703,000        527,000
  Loss on disposal of machinery and equipment               49,000         35,000
  Change in accrual for disposal of aerospace business     (22,000)       (46,000)
  Deferred compensation                                    303,000             --
  Deferred income taxes                                      9,000         20,000
  Changes in operating assets and liabilities:
    Trade accounts receivable                             (987,000)    (6,254,000)
    Inventories                                         (8,240,000)    (5,301,000)
    Prepaid expenses and other current assets            1,224,000      1,677,000
    Income taxes payable                                        --        989,000
    Accounts payable and accrued liabilities              (108,000)       392,000
                                                      ------------    ------------
      Net cash used in operating activities             (5,871,000)    (4,443,000)
                                                      ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Net sales of short-term investments                           --      6,035,000
  Purchase of property, plant and equipment               (539,000)    (2,119,000)
  Proceeds from disposal of machinery and equipment          7,000             --
  Other assets                                             (35,000)       (32,000)
                                                      ------------    ------------
      Net cash (used in) provided by investing
        activities                                        (567,000)     3,884,000
                                                      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Non-employee director compensatory stock options          67,000             --
  Proceeds from issuance of common stock upon exercise
    of options, including related tax benefit              206,000        216,000
  Repurchase of common stock                                    --         (7,000)
                                                      ------------    ------------
      Net cash provided by financing activities            273,000        209,000
                                                      ------------    ------------

NET DECREASE IN CASH                                    (6,165,000)      (350,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        14,060,000      9,237,000
                                                      ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $  7,895,000    $ 8,887,000
                                                      ------------    ------------
                                                      ------------    ------------


      See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 1997, and the related condensed consolidated statements of income and of cash flows for the three months ended March 31, 1997 and 1996 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 1997 and for the three month period then ended.

Although the Company believes that the disclosure in the condensed consolidated financial statements is adequate for a fair presentation thereof, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1996 audited statements were included in the Company's annual report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1996. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in that annual report.

The results of operations for the period ended March 31, 1997 are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:

                                            March 31,      December 31,
                                              1997             1996
                                           ------------    ------------
        Raw materials and supplies         $ 16,373,000    $10,448,000
        Tooling                                 293,000        294,000
        Work-in-process                      12,111,000      9,792,000
        Finished goods                        1,123,000      1,126,000
                                           ------------    ------------

                                            $29,900,000    $21,660,000
                                           ------------    ------------
                                           ------------    ------------

3.  DISCONTINUED OPERATIONS

The plan adopted in October 1993 to phase out the aerospace business was essentially completed by June 1994. The net current assets of discontinued operations as of March 31, 1997 were $821,000, principally consisting of the estimated net realizable value of the Wallingford, Connecticut property including the related deferred tax asset.

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

                              COASTCAST CORPORATION
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three months ended March 31, 1997 compared with three months ended March 31, 1996:

For the first quarter of 1997 as compared to the same period in 1996, sales were $29.0 million vs. $29.3 million, net income was $1.2 million vs. $3.5 million, and earnings per share were $0.13 vs. $0.39.

Compared to the first quarter of last year, sales did not change, but the product mix was different. Titanium woods revenue declined by about one-third, and steel woods revenue declined by about one-half. In addition, the Company was in the start-up phase of two major programs--the titanium irons for Callaway and the newest titanium metal woods for Taylor Made. The combination of these factors caused earnings to be depressed.

DISCONTINUED OPERATIONS
The plan adopted in October 1993 to phase out the aerospace business was essentially completed by June 1994. The net current assets of discontinued operations as of March 31, 1997 were $821,000, principally consisting of the estimated net realizable value of the Wallingford, Connecticut property including the related deferred tax asset.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash, cash equivalents and short-term investments position at March 31, 1997 was $7.9 million compared to $14.0 million on December 31, 1996, a decrease of $6.1 million. Net cash used in operating activities was $5.9 million for the three months ended March 31, 1997. The net cash used in operating activities consisted primarly of an increase in inventories of $8.2 million and an increase in accounts receivable of $1.0 million, partially offset by net income of $1.2 million, depreciation and amortization of $0.7 million, and a decrease in prepaid expenses and other current assets of $1.2 million. Cash used in investing activities consisted mainly of $0.5 million of net capital expenditures for the three months ended March 31, 1997. Net cash provided by financing activities of $0.3 million consisted primarily of proceeds from exercise of stock options.

The Company has no long-term debt. The Company believes that its current cash position, working capital generated from future operations and the ability to borrow from financial institutions should be adequate to meet its financing requirements for the foreseeable future.

                              COASTCAST CORPORATION

PART II.  OTHER INFORMATION

Item 5.  Other Information

The following business risks, as disclosed in Part II, Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" on Form 10-K for the fiscal year ended December 31, 1996, are hereby incorporated by reference as though set forth fully herein:

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

         (a)  Exhibits:

              3.1.1     Articles of Incorporation of the Company, as amended (1)
              3.1.2 Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6, 1993 (1)
              3.2       Bylaws of the Company (1)

                        (1) Incorporated by reference to the exhibits to the
                            Registration Statement on Form S-1 (Registration No. 33-71294) filed on November 4, 1993, as amended by Amendment No. 1 filed on November 17, 1993, Amendment No. 2 filed on December 1, 1993, and Amendment No. 3 filed on December 9, 1993

              11.1      Statement re: computation of per share earnings

         (b)  Reports on Form 8-K:

              None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COASTCAST CORPORATION



May 12, 1997                      By /s/ Robert C. Bruning
------------                         ---------------------
  Dated                           Robert C. Bruning
                                  Chief Financial Officer and Secretary
                                  (Duly Authorized and Principal
                                  Financial Officer)