Form 10-Q
period 1997-06-30
COASTCAST CORP
filed 1997-08-12
CIK 914479

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997

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

At August 11, 1997 there were outstanding 8,794,334 shares of common stock, no par value.

                                COASTCAST CORPORATION
                                        INDEX


                                                                                        Page
                                                                                       Number
                                                                                       ------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of  June 30, 1997 (Unaudited) and
         December 31, 1996                                                                3

    Condensed Consolidated Statements of  Income
         Three Months Ended June 30, 1997 and 1996 (Unaudited)                            4
         Six Months Ended June 30, 1997 and 1996 (Unaudited)                              5

    Condensed Consolidated Statements of Cash Flows for the Six Months Ended
         June 30, 1997 and 1996 (Unaudited)                                               6

    Notes to Condensed Consolidated Financial Statements (Unaudited)                      7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
     of Operations                                                                        9



PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings                                                               11

Item 4.  Submission of Matter to a Vote of Securities Holders                            11

Item 5.  Other Information                                                               11

Item 6.  Exhibits and Reports on Form 8-K                                                12


                                  COASTCAST CORPORATION

                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                (UNAUDITED)
                                                                  JUNE 30,          DECEMBER 31,
                                                                    1997                1996
                                                               -------------      --------------
                            A S S E T S
Current assets:
   Cash and cash equivalents                                   $  13,913,000      $  14,060,000
   Trade accounts receivable, net of allowance for doubtful
     accounts of $400,000 at June 30, 1997
     and December 31, 1996                                        17,921,000         11,783,000
Inventories (Note 2)                                              26,703,000         21,660,000
Prepaid expenses and other current assets                          1,372,000          4,800,000
Deferred income taxes                                                864,000            864,000
Net current assets of discontinued operations (Note 3)               838,000            808,000
                                                               -------------      -------------
        Total current assets                                      61,611,000         53,975,000
Property, plant and equipment, net                                19,831,000         20,171,000
Other assets                                                       2,016,000          1,954,000
                                                               -------------      -------------
                                                               $  83,458,000      $  76,100,000
                                                               -------------      -------------
                                                               -------------      -------------

                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                             $  5,690,000      $  5,043,000
   Accrued liabilities                                             5,860,000         4,132,000
                                                               -------------      -------------
        Total current liabilities                                 11,550,000         9,175,000
Deferred compensation                                              1,067,000           438,000
                                                               -------------      -------------
        Total liabilities                                         12,617,000         9,613,000
                                                               -------------      -------------
Commitments and contingencies
Shareholders' Equity:
   Preferred stock, no par value, 2,000,000 shares authorized;
     none issued and outstanding
   Common stock, no par value, 20,000,000 shares authorized;
     8,794,334 and 8,777,890 shares issued and
     outstanding as of June 30, 1997 and
     December 31, 1996 respectively                               38,545,000         38,205,000
Retained Earnings                                                 32,296,000         28,282,000
                                                               -------------      -------------
        Total shareholders' equity                                70,841,000         66,487,000
                                                               -------------      -------------
                                                               $  83,458,000      $  76,100,000
                                                               -------------      -------------
                                                               -------------      -------------


        See accompanying notes to condensed consolidated financial statements.

                                  COASTCAST CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

                                                     FOR THE THREE MONTHS
                                                        ENDED JUNE 30,
                                                -----------------------------
                                                     1997            1996
                                                -------------   -------------

Sales                                           $  39,938,000   $  42,508,000
Cost of sales                                      31,956,000      30,933,000
                                                -------------   -------------
Gross profit                                        7,982,000      11,575,000
Selling, general and administrative expenses        3,278,000       3,188,000
                                                -------------   -------------
Income from operations                              4,704,000       8,387,000
Other income, net                                     203,000         240,000
                                                -------------   -------------
Income before income taxes                          4,907,000       8,627,000
Provision for income taxes                          2,091,000       3,623,000
                                                -------------   -------------
Net income                                       $  2,816,000    $  5,004,000
                                                -------------   -------------
                                                -------------   -------------
NET INCOME PER SHARE
   Net income (Note 4)                           $       0.32    $       0.55
                                                -------------   -------------
                                                -------------   -------------
WEIGHTED AVERAGE SHARES OUTSTANDING                 8,882,380       9,174,891
                                                -------------   -------------
                                                -------------   -------------

        See accompanying notes to condensed consolidated financial statements.

                                COASTCAST CORPORATION
                       CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

                                                     FOR THE SIX MONTHS
                                                        ENDED JUNE 30,
                                                -----------------------------
                                                     1997            1996
                                                -------------   -------------

Sales                                           $  68,939,000   $  71,852,000
Cost of sales                                      56,932,000      52,496,000
                                                -------------   -------------
Gross profit                                       12,007,000      19,356,000
Selling, general and administrative expenses        5,462,000       5,374,000
                                                -------------   -------------
Income from operations                              6,545,000      13,982,000
Other income, net                                     375,000         608,000
                                                -------------   -------------
Income before income taxes                          6,920,000      14,590,000
Provision for income taxes                          2,906,000       6,068,000
                                                -------------   -------------
Net income                                       $  4,014,000    $  8,522,000
                                                -------------   -------------
                                                -------------   -------------
NET INCOME PER SHARE
   Net income (Note 4)                           $       0.45    $       0.94
                                                -------------   -------------
                                                -------------   -------------
WEIGHTED AVERAGE SHARES OUTSTANDING                 8,919,098       9,052,352
                                                -------------   -------------
                                                -------------   -------------


        See accompanying notes to condensed consolidated financial statements.

                                 COASTCAST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                           FOR THE SIX MONTHS
                                                                             ENDED JUNE 30,
                                                                      -----------------------------
                                                                           1997            1996
                                                                      -------------   -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                         $   4,014,000   $   8,522,000
   Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
   Depreciation and amortization                                          1,411,000       1,113,000
   Loss on disposal of machinery and equipment                               45,000          55,000
   Change in accrual for disposal of aerospace business                     (52,000)       (115,000)
   Deferred compensation                                                    629,000              --
   Deferred income taxes                                                     22,000          50,000
   Changes in operating assets and liabilities:
         Trade accounts receivable                                       (6,138,000)    (11,450,000)
         Inventories                                                     (5,043,000)     (8,620,000)
         Prepaid expenses and other current assets                        3,428,000         210,000
         Income taxes payable                                               603,000       1,783,000
         Accounts payable and accrued liabilities                         1,772,000       3,557,000
                                                                      -------------   -------------
                 Net cash provided by (used in)
                       operating activities                                 691,000      (4,895,000)
                                                                      -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Net sales of short-term investments                                           --      10,088,000
   Purchase of property, plant and equipment                             (1,124,000)     (4,775,000)
   Proceeds from disposal of machinery and equipment                          8,000              --
   Other assets                                                             (62,000)        (55,000)
                                                                      -------------   -------------
                 Net cash (used in) provided by
                   investing activities                                  (1,178,000)      5,258,000
                                                                      -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock upon exercise
     of options, including related tax benefit                              206,000         806,000
   Non-employee director stock options                                      134,000         135,000
   Repurchase of common stock                                                    --          (7,000)
                                                                      -------------   -------------
          Net cash provided by financing activities                         340,000         934,000
                                                                      -------------   -------------
   NET (DECREASE) INCREASE IN CASH AND CASH
        EQUIVALENTS                                                        (147,000)      1,297,000
   CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD                                                      14,060,000       9,237,000
                                                                      -------------   -------------
   CASH AND CASH EQUIVALENTS AT END
          OF PERIOD                                                   $  13,913,000   $  10,534,000
                                                                      -------------   -------------
                                                                      -------------   -------------

   See accompanying notes to condensed consolidated financial statements.


                            COASTCAST CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 1997, the related condensed consolidated statements of income for the three and six months and cash flows for the six months ended June 30, 1997 and 1996 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 1997 and for the periods then ended.

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

The results of operations for the periods ended June 30, 1997 are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:

                                         June 30,       December 31,
                                           1997             1996
                                       -----------       -----------
    Raw materials and supplies         $13,048,000       $10,448,000
    Tooling                                298,000           294,000
    Work-in-process                     12,797,000         9,792,000
    Finished goods                         560,000         1,126,000
                                       -----------       -----------
                                       $26,703,000       $21,660,000
                                       -----------    -----------
                                       -----------    -----------



3.  DISCONTINUED OPERATIONS

The plan adopted in October 1993 to phase out the aerospace business was essentially completed by June 1994. The net current assets of discontinued operations as of June 30, 1997 were $838,000, principally consisting of the estimated net realizable value of the Wallingford, Connecticut property including the related deferred tax asset.

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

In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which the Company will adopt in its annual financial statements for the year ended December 31, 1997. The Statement replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15.

The Company has determined that the effect of adopting SFAS No. 128 would not have a material effect on the Company's financial statements for the three months and six months ended June 30, 1997.

                     COASTCAST CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales decreased 6.1% and 4.2% to $39.9 million and $68.9 million for the three months and six months ended June 30, 1997, respectively, from $42.5 million and $71.9 million for the three months and six months ended June 30, 1996, respectively. The decrease was primarily due to a change in the revenue mix from a preponderance of metal woods to irons and putters, which have lower unit sales prices than metal wood clubheads.

Gross profit decreased 31.0% and 38.0% to $8.0 million and $12.0 million for the three months and six months ended June 30, 1997, respectively, from $11.6 million and $19.4 million for the three months and six months ended June 30, 1996. Gross profit margins decreased to 20.0% and 17.4% for the three months and six months ended June 30, 1997 respectively, from 27.2% and 26.9% for the comparable prior year periods, due principally to the shift in production to irons and putters.

DISCONTINUED OPERATIONS

The plan adopted in October 1993 to phase out the aerospace business was essentially completed by June 1994. The net current assets of discontinued operations as of June 30, 1997 were $838,000, principally consisting of the estimated net realizable value of the Wallingford, Connecticut property including the related deferred tax asset.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position at June 30, 1997 was $13.9 million compared to $14.1 million on December 31, 1996, a decrease of $0.2 million. Net cash provided by operating activities was $0.7 million for the six months ended June 30, 1997. The net cash provided by operating activities consisted of net income of $4.0 million, a decrease in prepaid expenses and other current assets of $3.4 million, an increase in accounts payable and accrued liabilities of $1.8 million, depreciation and amortization of $1.4 million, and an increase in deferred compensation of $0.6 million, partially offset by an increase in trade accounts receivable of $6.1 million and an increase in inventories of $5.0 million. Net cash used in investing activities consisted mainly of $1.1 million of net capital expenditures for the six months ended June 30, 1997. Net cash provided by financing activities of $0.3 million consisted mainly of proceeds from exercise of stock options.

The Company has no long term debt. The Company believes that its current cash position, working capital generated from future operations and the ability to borrow should be adequate to meet its financing requirements for the foreseeable future.

                     COASTCAST CORPORATION



PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Certain government agencies have asserted claims that for a period of time the Company did not comply with all applicable regulations regarding certain materials they regard as hazardous waste. The Company does not admit to any wrongdoing, but has agreed in principle to a settlement. Management believes that the settlement will not have a material adverse impact on the Company's financial condition or results of operations.

Item 4.  Submission of Matter to a Vote of Securities Holders

The Company held its annual meeting of shareholders on June 11, 1997. The following matters were voted and approved by the shareholders.

1.  Election of Directors to hold office until the 1997 Annual Meeting:

                             Votes For     Votes Withheld
                             ---------     --------------
Hans H. Buehler              7,734,891             68,776
George L. Graziadio          7,725,713             77,854
Edwin A. Levy                7,731,241             72,426
Vernon R. Loucks, Jr.        7,730,841             72,826
Lee E. Mikles                7,725,337             78,330
Richard W. Mora              7,727,491             76,176
Paul A. Novelly              7,731,241             72,426


2. Ratification of Deloitte & Touche LLP as the Company's independent auditors: holders of 7,759,617 shares voted for such ratification, holders of 32,460 shares voted against such ratification and holders of 11,540 shares abstained from voting on such ratification.

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

                        (1) Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (Registration No. 33-71294) filed on
                             November 17, 1993, Amendment No. 2 filed on
                             December 1, 1993, and Amendment No. 3 filed on December 9, 1993

             10.1 Amended and Restated Coastcast Corporation 401(k) Retirement Plan, effective January 1, 1997

             11.1       Statement re: computation of per share earnings

             99.1 Pages 10-12 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996
                        (incorporated by reference to such Form 10-K filed with the Commission)

         (b)  Reports on Form 8-K:

              None

                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   COASTCAST CORPORATION




   August 11, 1997                 By /s/ Robert C. Bruning
--------------------                 ------------------------
   Dated                           Robert C. Bruning
                                   Chief Financial Officer (Duly Authorized
                                   and Principal Financial Officer)