Form 10-Q
period 1997-09-30
COASTCAST CORP
filed 1997-11-03
CIK 914479

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997

                                          OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from       to

                           -------------------------------

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

At November 3, 1997 there were outstanding 8,794,334 shares of common stock, no par value.

                                COASTCAST CORPORATION
                                        INDEX


                                                                      Page
                                                                      Number
                                                                      ------

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets as of September 30,
      1997 (Unaudited)and December 31, 1996                              3

   Condensed Consolidated Statements of  Income
      Three Months Ended September 30, 1997 and 1996 (Unaudited)         4
      Nine Months Ended September 30, 1997 and 1996 (Unaudited)          5

   Condensed Consolidated Statements of Cash Flows for the Nine
      Months Ended September 30, 1997 and 1996 (Unaudited)               6

   Notes to Condensed Consolidated Financial Statements (Unaudited)      7


Item 2.  Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                   9



PART II. OTHER INFORMATION:

Item 1.  Legal Proceedings                                              11

Item 5.  Other Information                                              11

Item 6.  Exhibits and Reports on Form 8-K                               11

                      COASTCAST CORPORATION
              CONDENSED CONSOLIDATED BALANCE SHEETS



                                                               (UNAUDITED)
                                                               SEPTEMBER 30,       DECEMBER 31,
ASSETS                                                             1997                1996
                                                               -------------       ------------
Current assets:
   Cash and cash equivalents                                   $ 23,786,000        $ 14,060,000
   Accounts receivable, net of allowance for doubtful
      accounts of $400,000 at September 30, 1997 and
      December 31, 1996                                          15,130,000          11,783,000
   Inventories (Note 2)                                          21,713,000          21,660,000
   Prepaid expenses and other current assets                      1,846,000           4,800,000
   Deferred income taxes                                            864,000             864,000
   Net current assets of discontinued operations (Note 3)           864,000             808,000
                                                               ------------        ------------
         Total current assets                                    64,203,000          53,975,000
Property, plant and equipment, net                               19,473,000          20,171,000
Other assets                                                      4,066,000           1,954,000
                                                               ------------        ------------
         Total assets                                          $ 87,742,000        $ 76,100,000
                                                               ------------        ------------
                                                               ------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $ 4,383,000         $ 5,043,000
   Accrued liabilities                                            7,318,000           4,132,000
                                                               ------------        ------------
         Total current liabilities                               11,701,000           9,175,000
Deferred compensation                                             1,392,000             438,000
                                                               ------------        ------------
         Total liabilities                                       13,093,000           9,613,000

Commitments and contingencies

Shareholders' equity:
   Preferred stock, no par value, 2,000,000 shares
      authorized, none issued and outstanding                         -                   -
   Common stock, no par value, 20,000,000 shares
      authorized; 8,794,334 and 8,777,890 shares
      issued and outstanding as of September 30, 1997
      and December 31, 1996, respectively                        38,613,000          38,205,000
   Retained earnings                                             36,036 000          28,282,000
                                                               ------------        ------------
          Total shareholders' equity                             74,649,000          66,487,000
                                                               ------------        ------------
          Total liabilities and shareholders' equity           $ 87,742,000        $ 76,100,000
                                                               ------------        ------------
                                                               ------------        ------------

See notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                      FOR THE THREE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                   1997                1996
                                                              -------------       -------------
Sales                                                          $ 43,935,000        $ 41,495,000
Cost of sales                                                    34,566,000          31,943,000
                                                               ------------        ------------
Gross profit                                                      9,369,000           9,552,000
Selling, general and administrative expenses                      3,125,000           1,678,000
                                                               ------------        ------------
Income from operations                                            6,244,000           7,874,000
Other income, net                                                   205,000             238,000
Income before income taxes                                        6,449,000           8,112,000
Provision for income taxes                                        2,709,000           3,245,000
                                                               ------------        ------------
Net income                                                     $  3,740,000        $  4,867,000
                                                               ------------        ------------
                                                               ------------        ------------

Net income per share (Note 4)                                  $       0.42        $       0.54
                                                               ------------        ------------
                                                               ------------        ------------

WEIGHTED AVERAGE SHARES OUTSTANDING                               8,903,784           9,087,334
                                                               ------------        ------------
                                                               ------------        ------------


      See accompanying notes to condensed consolidated financial statements.

                             COASTCAST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                      FOR THE NINE MONTHS
                                                                      ENDED SEPTEMBER 30,
                                                               --------------------------------
                                                                    1997               1996
                                                               ------------        ------------
Sales                                                          $112,874,000        $113,347,000
Cost of sales                                                    91,498,000          84,439,000
                                                               ------------        ------------
Gross profit                                                     21,376,000          28,908,000
Selling, general and administrative expenses                      8,587,000           7,052,000
                                                               ------------        ------------
Income from operations                                           12,789,000          21,856,000
Other income, net                                                   580,000             846,000
                                                               ------------        ------------
Income before income taxes                                       13,369,000          22,702,000
Provision for income taxes                                        5,615,000           9,313,000
                                                               ------------        ------------
Net income                                                     $  7,754,000        $ 13,389,000
                                                               ------------        ------------
                                                               ------------        ------------

Net income per share (Note 4)                                  $       0.87        $       1.48
                                                               ------------        ------------
                                                               ------------        ------------

WEIGHTED AVERAGE SHARES OUTSTANDING                               8,912,481            9,064,07
                                                               ------------        ------------
                                                               ------------        ------------


      See accompanying notes to condensed consolidated financial statements.

                            COASTCAST CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                      FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                               ---------------------------------
                                                                    1997                 1996
                                                               -------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                  $  7,754,000        $ 13,389,000
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities:
   Depreciation and amortization                                  2,117,000           1,784,000
   Loss on disposal of machinery and equipment                      156,000              60,000
   Change in accrual for disposal of aerospace business             (98,000)           (139,000)
   Deferred compensation                                            954,000             111,000
   Deferred income taxes                                             42,000              61,000
   Changes in operating assets and liabilities:
     Trade accounts receivable                                   (3,347,000)         (5,326,000)
     Inventories                                                    (53,000)        (11,109,000)
     Prepaid expenses and other current assets                    2,954,000             (45,000)
     Income taxes payable                                         1,149,000             467,000
     Accounts payable and accrued liabilities                     1,377,000           3,136,000
                                                               ------------        ------------
         Net cash provided by operating activities               13,005,000           2,389,000
                                                               ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Net sales of short-term investments                                    -          12,164,000
   Purchase of property, plant and equipment                     (1,627,000)         (6,282,000)
   Proceeds from disposal of machinery and equipment                 52,000                 -
   Other assets                                                  (2,112,000)         (1,702,000)
                                                               ------------        ------------
         Net cash (used in) provided by investing activities     (3,687,000)          4,180,000
                                                               ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock upon exercise
    of options, including related tax benefit                       206,000             834,000
   Non-employee director stock options                              202,000             202,000
   Repurchase of common stock                                             -            (203,000)
                                                               ------------        ------------
         Net cash provided by financing activities                  408,000             833,000
                                                               ------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                         9,726,000           7,402,000
 CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                     14,060,000           9,237,000
                                                               ------------        ------------
 CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                   $ 23,786,000        $ 16,639,000
                                                               ------------        ------------
                                                               ------------        ------------

       See accompanying notes to condensed consolidated financial statements.

                      COASTCAST CORPORATION
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.    BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 1997, the related condensed consolidated statements of income for the three months and nine months and cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 1997, and for the periods then ended.

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

The results of operations for the periods ended September 30, 1997, are not necessarily indicative of the results for the full year.

2.    INVENTORIES

Inventories consisted of the following:
                                                 September 30,  December 31,
                                                      1997           1996
                                                  -----------    -----------

   Raw materials and supplies                     $11,630,000   $10,448,000
   Tooling                                            434,000       294,000
   Work-in-process                                  9,078,000     9,792,000
   Finished goods                                     571,000     1,126,000
                                                  -----------   -----------

                                                  $21,713,000   $21,660,000
                                                  -----------   -----------
                                                  -----------   -----------


3. DISCONTINUED OPERATIONS

The plan adopted in October 1993 to phase out the aerospace business was essentially completed by June 1994. The net current assets of discontinued operations as of September 30, 1997, were $864,000, principally consisting of the estimated net realizable value of the Wallingford, Connecticut property including the related deferred tax asset.

In connection with the offering for sale of the Wallingford, Connecticut property, the Company had an environmental assessment performed, which identified the presence of certain chemicals associated with chlorinated solvents in groundwater beneath a portion of the property. The Company is currently conducting further investigation to determine the source and extent of the contamination. The Company has recorded the net assets associated with its discontinued operations at the estimated net realizable value. However, since the precise source and extent of the contamination have not been identified at this time, no assurances can be given that the proceeds to be realized upon the sale of this property less the cost of remediation will equal or exceed the estimated net realizable value.

4. EARNINGS PER SHARE

Net income per share is based on the weighted average number of shares of common stock outstanding and dilutive common equivalent shares from stock options, using the treasury stock method.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE, which the Company will adopt in its annual financial statements for the year ended December 31, 1998. The Statement prohibits adoption during fiscal and interim periods ending prior to December 15, 1998. The Statement replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. The Statement also requires the dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Diluted EPS is computed similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion No. 15.

The Company has determined that adopting SFAS No. 128 would not have a material effect on the Company's financial statements for the three months and nine months ended September 30, 1997.

                      COASTCAST CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales increased 5.8% to $43.9 million, and decreased 0.4% to $112.9 million, for the three months and nine months ended September 30, 1997, compared to $41.5 million and $113.3 million for the three months and nine months ended September 30, 1996, respectively. Increased sales of iron and putter clubheads for the three months and nine months ended September 30, 1997, versus the comparable prior year periods were partially offset and more than offset, respectively, by decreased sales of metal wood clubheads.

Gross profit decreased 2.1% and 26.0% to $9.4 million and $21.4 million for the three months and nine months ended September 30, 1997, from $9.6 million and $28.9 million for the three months and nine months ended September 30, 1996, respectively. Gross profit margins decreased to 21.3% and 18.9% for the three months and nine months ended September 30, 1997, respectively, from 23.0% and 25.5% for the comparable prior year periods, due principally to product mix and revenue flow which were higher in iron and putter clubheads than metal wood clubheads.

Selling, general and administrative expense increased 82.4% and 21.1% to $3.1 million and $8.6 million for the three months and nine months ended September 30, 1997, respectively, from $1.7 million and $7.1 million for the comparable prior year periods. The increase was mainly due to expenses associated with the supplemental executive retirement plan, which became effective September 1, 1996, and increased payroll and related expenses for the three months and nine months ended September 30, 1997, compared to the prior year periods.

DISCONTINUED OPERATIONS

The plan adopted in October 1993 to phase out the aerospace business was essentially completed by June 1994. The net current assets of discontinued operations as of September 30, 1997, were $864,000, principally consisting of the estimated net realizable value of the Wallingford, Connecticut property including the related deferred tax asset.

In connection with the offering for sale of the Wallingford, Connecticut property, the Company had an environmental assessment performed, which identified the presence of certain chemicals associated with chlorinated solvents in groundwater beneath a portion of the property. The Company is currently conducting further investigation to determine the source and extent of the contamination. The Company has recorded the net assets associated with its discontinued operations at the estimated net realizable value. However, since the precise source and extent of the contamination have not been identified at this time, no assurances can be given that the proceeds to be realized upon the sale of this property less the cost of remediation will equal or exceed the estimated net realizable value.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position at September 30, 1997, was $23.8 million compared to $14.1 million on December 31, 1996, an increase of $9.7 million. Net cash provided by operating activities was $13.0 million for the nine months ended September 30, 1997. The operating activities net cash was primarily provided by net income of $7.8 million, a decrease in prepaid expenses and other current assets of $3.0 million, depreciation and amortization of $2.1 million, an increase in accounts payable and accrued liabilities of $1.4 million, an increase in income taxes payable of $1.1 million, and an increase in deferred compensation of $1.0 million, partially offset by an increase in accounts receivable of $3.3 million. Net cash used in investing activities of $3.7 million consisted mainly of an increase in other assets of $2.1 million and $1.6 million of net capital expenditures for the nine months ended September 30, 1997. Net cash provided by financing activities of $0.4 million consisted of proceeds from exercise of stock options, and non-employee director stock options.

The Company has no long term debt. The Company believes that its current cash position, working capital generated from future operations and the ability to borrow should be adequate to meet its financing requirements for the foreseeable future.

                      COASTCAST CORPORATION


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings

Certain government agencies have asserted claims that for a period of time the Company did not comply with all applicable regulations regarding certain materials such agencies regard as hazardous waste. The Company does not admit to any wrongdoing, but has agreed to a settlement. The settlement does not have a material adverse impact on the Company's financial condition or results of operations.

Item 5.  Other Information

The following business risks, as disclosed in Part II, Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" on Form 10-K for the fiscal year ended December 31, 1996, are hereby incorporated by reference as those set forth fully herein:

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

                          (1) Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (Registration No. 33-71294) filed on November 17, 1993, Amendment No. 2 filed on December 1, 1993, and Amendment No. 3 filed on December 9, 1993

                10.1 Lease, dated August 21, 1997, between Coastcast Corporation, S.A. and Inmobilaria Y Fraccionadora Lomas, S.A. de C.V. for real estate in Tijuana, Baja California, Mexico

                10.2 Lease, dated September 1, 1997, between the Company and Watson Land Company for the facilities in Rancho Dominguez, California

                11.1      Statement re: computation of per share earnings

                99 Pages 10-12 of Registrant's annual report on Form 10-K for the year ended December 31, 1996 (incorporated by reference to such Form 10-K filed with the Commission)

           (b)  Reports on Form 8-K:

                None

                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    COASTCAST CORPORATION




   November 3, 1997                 By       /s/ Robert C. Bruning
-----------------------               ------------------------------------------
     Dated                          Robert C. Bruning
                                    Chief Financial Officer (Duly Authorized and
                                    Principal Financial Officer)