Form 10-K405
period 1997-12-31
COASTCAST CORP
filed 1998-03-24
CIK 914479

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-K
(MARK ONE)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                         OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                           COMMISSION FILE NUMBER 1-12676

                                 -----------------

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

                                 -----------------

            SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                            ON WHICH REGISTERED
     -------------------                           ---------------------
 COMMON STOCK, NO PAR VALUE                       NEW YORK STOCK EXCHANGE

         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

                                 -----------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange on March 16, 1998 ($21.6875 per share): $171,116,000.

     As of March 16, 1998, 8,959,050 shares of the Common Stock, no par value, of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held June 22, 1998, are incorporated by reference into
Part III of this Report.

                               COASTCAST CORPORATION

     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

-----------------------------------------------------------------------------
PART I                                                                    PAGE
-----------------------------------------------------------------------------
Item 1.   Business                                                          3
Item 2.   Properties                                                        8
Item 3.   Legal Proceedings                                                 8
Item 4.   Submission of Matters to a Vote of Security Holders               9

-----------------------------------------------------------------------------

PART II
-----------------------------------------------------------------------------

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters                                                           11
Item 6    Selected Financial Data                                           14
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         15
Item 8    Financial Statements and Supplementary Data                       18
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                          18

-----------------------------------------------------------------------------

PART III
-----------------------------------------------------------------------------

Item 10.  Directors and Executive Officers of the Registrant                19
Item 11.  Executive Compensation                                            19
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management                                                        19
Item 13.  Certain Relationships and Related Transactions                    19

-----------------------------------------------------------------------------

PART IV
-----------------------------------------------------------------------------

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K  19

                                   PART I

ITEM 1.  BUSINESS.

GENERAL

     Coastcast Corporation is one of the largest manufacturers in the world of investment-cast titanium and stainless steel golf clubheads for high-quality,
premium-priced metal woods, irons and putters.   The Company believes it has
manufactured more metal wood clubheads for high-quality, premium-priced golf clubs than any other manufacturer. Over the last fifteen years, golf clubs with perimeter-weighted heads have become increasingly popular among golfers because such clubs are more forgiving to off-center hits than other types of clubs. The investment-casting process has become the principal method for manufacturing clubheads because it facilitates the use of perimeter weighting designs and modern alloys and enhances manufacturing precision and uniformity.
Manufacturing precision is particularly important in the manufacture of an oversized, thin-walled metal wood which can involve more than 200 separate manufacturing steps to produce a clubhead that meets strict standards for size, weight, strength and finish.

     The Company also manufactures a variety of investment-cast orthopedic implants and surgical tools used principally in replacement of hip and knee joints in humans and small animals, which products accounted for less than 7% of the Company's total sales for the year ended December 31, 1997.

RECENT DEVELOPMENTS

     In the past two years, golf clubs with titanium alloy heads have increased in popularity. The Company developed the capability of manufacturing titanium clubheads and began shipping titanium clubheads at the end of 1995. Titanium clubheads accounted for over 55% and approximately 50% of the Company's total sales in 1996 and 1997, respectively.

BUSINESS STRATEGY - GOLF

     The Company recognizes that golf club companies are critical to its success and, accordingly, has designed its business strategy to engender customer satisfaction in order to maintain its industry leadership position. The Company's strategy consists of the following principal elements:

     - MAINTAIN RELIABLE, HIGH-QUALITY MANUFACTURING. The Company believes its manufacturing expertise, quality control, scheduling flexibility, substantial production capacity and its ability to manufacture golf clubheads using stainless steel or titanium alloys differentiate it from others in the industry. The Company endeavors to respond quickly to customers' orders and deliver high-quality clubheads on a timely basis. This capability is particularly important to golf club companies which can experience rapid growth from the increasing popularity of a particular club or set of clubs.

     - INTEGRATE OPERATIONS. The Company's operations are integrated, from the computer-aided manufacture of some of the tooling used to produce clubheads through foundry operations and finishing processes, including painting.

     - FOSTER CLOSE CUSTOMER RELATIONSHIPS. The Company believes that its responsive service has been a significant element of its success. The Company endeavors to be a value-added supplier by offering consistently high levels of customer service and support.

     The Company has a staff of 14 employees dedicated to sales and customer service. The Company maintains its own internal laboratory for testing of customers' products during the production process. The Company typically delivers finished products to its customers within 12 weeks from receipt of the customer's order during peak production periods, within 8 to 10 weeks during other periods and within several weeks or even several days if necessary to accommodate a customer's need for more rapid delivery. With new products, depending on their complexity, a longer turnaround period may be expected.

GOLF PRODUCTS

     The Company's golf products are generally used in golf clubs targeted at the high end of the market. These clubs must satisfy the requirements of highly-skilled amateur and professional golfers, including touring professionals. As such, golf clubs which incorporate clubheads manufactured by the Company are sometimes referred to in the industry as "tour-driven" golf clubs.

     The Company's clubheads are included in a variety of leading metal woods, irons and putters, some of which are listed below:

          CALLAWAY                                          ODYSSEY
          --------                                          -------
          GREAT BIG BERTHA TITANIUM METAL WOODS             DUAL FORCE BLADE PUTTERS
          BIG BERTHA WARBIRD METAL WOODS                    DF ROSSIE MALLET PUTTERS
          GREAT BIG BERTHA TUNGSTEN TITANIUM IRONS          BLACKSPIN WEDGES
          X12 BIG BERTHA IRONS
          BIG BERTHA IRONS                                  TAYLOR MADE
          TOUR SERIES WEDGES                                -----------
          BIG BERTHA BLADE PUTTERS                          TITANIUM BUBBLE 2 IRONS
          S2H2 PUTTERS                                      BURNER BUBBLE TITANIUM 2 METAL WOODS
          BOBBY JONES PUTTER                                TITANIUM 2 FAIRWAY RAYLORS
                                                            TOUR WOODS
          CLEVELAND                                         BURNER BUBBLE 2 METAL WOODS
          ---------                                         BURNER TOUR IRONS
          8T TOUR ACTION TITANIUM METAL WOODS               LCG IRONS
          TA3 IRONS
          RTG WEDGES                                        TITLEIST
          588 WEDGES                                        --------
          691 WEDGES                                        975D/976R TITANIUM METAL WOODS
          485 WEDGES                                        STARSHIP METAL WOODS
                                                            DCI 962 IRONS
          COBRA                                             OVERSIZE PLUS IRONS
          -----                                             962 "BLADE" IRONS
          KING COBRA TOUR TITANIUM METALWOODS               BOB VOKEY WEDGES
          KING COBRA OFFSET TITANIUM METALWOODS

GOLF PRODUCT CUSTOMERS

     Over the past ten years, the Company has supplied investment-cast clubheads for metal woods, irons and putters to a majority of the top golf companies which produce high-quality, premium-priced golf clubs. Most golf club companies source the three principal components of a golf club--the clubhead, shaft, and grip--from independent suppliers which manufacture these components based on the golf club companies' designs and specifications. The Company currently is a major supplier of stainless steel and titanium clubheads to Callaway Golf Company, which is the producer of the Big Bertha line of steel metal woods and irons and the Great Big Bertha titanium metal woods and irons. In addition, the Company is a supplier of investment-cast steel and titanium clubheads for companies which market the Titleist, Odyssey, Taylor Made, Cleveland, Goldwin, Wilson, Cobra and Daiwa brands of golf clubs.

     Substantially all of the clubheads manufactured by the Company are used in high-quality, premium-priced golf clubs. The Company believes that a very substantial portion of the clubheads manufactured by it are incorporated in clubs sold in North America, although some of the Company's clubheads are incorporated in clubs sold in parts of Asia, Europe and other parts of the world. Historically, a limited number of golf club companies have held a very substantial portion of the total market share for high-quality, premium-priced golf clubs in North America. Currently, some of the more popular high-quality, premium-priced clubs are Callaway metal woods and irons; Taylor Made metal woods and irons; Titleist metal woods, irons and putters; Odyssey putters; Wilson metal woods, irons and putters; and Cobra metal woods. Several of these golf clubheads are marketed by customers of the Company. Callaway (including Odyssey after its acquisition by Callaway in August 1997) accounted for 34%, 46% and 47% of the Company's total sales in 1997, 1996 and 1995, respectively. Taylor Made accounted for 23% and 18% of the Company's total sales in 1997 and 1996, respectively. Tommy Armour, including Odyssey until its divestiture in August 1997, accounted for 15%, 13% and 10% of the Company's total sales in 1997, 1996 and 1995, respectively. Fortune Brands (formerly American Brands; Titleist and Cobra) accounted for 12% and 13% of the Company's total sales in 1997 and 1995, respectively.

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

     The basic steps of investment-casting, in its simplest form, are as follows:

- Produce a metal die (sometimes called a wax mold) based on specifications provided by the customer.

- Inject wax into the die, producing a pattern the exact shape of the final casting.

- Surround (or "invest") the pattern with a ceramic material which is allowed to dry to form a ceramic shell.

- Remove the wax by heat, leaving a cavity in the ceramic shell in the shape of the desired casting.

- Pour molten metal into the cavity in the ceramic shell and allow it to solidify.

- Remove the ceramic material by mechanical and chemical action after the metal solidifies and clean the casting.

-    Finish and inspect the casting.

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

     POLISHING AND FINISHING. The Company conducts golf clubhead polishing and finishing operations in its facilities in Mexicali, Mexico. Finishing of the head for an iron or putter can require more than 50 separate steps and finishing of a head for a metal wood can involve as many as 100 separate steps. Most of the clubheads and substantially all of the metal woods manufactured by the Company are finished by it to customer specifications, although some of such clubheads--principally irons--are delivered to customers in an unfinished state. The Company, to assist its customers, at times also polishes and finishes limited quantities of investment-cast clubheads manufactured by other companies.

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

COMPETITION - GOLF

     The Company operates in a highly competitive environment. The Company competes against a number of manufacturers of investment-cast titanium clubheads for high-quality, premium-priced golf clubs, including but not limited to:
Selmet, Inc., Sturm Ruger, Inc., and Cast Alloys, Inc. The Company competes principally against two significant U.S.-based manufacturers (Hitchner Manufacturing Co., Inc. and Cast Alloys, Inc.) of investment-cast steel clubheads. The Company also competes with several foreign manufacturers of investment-cast steel clubheads, including Worldmark Services Ltd. (formerly Fu-Sheng Industrial Co. Ltd.).

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

     Although the Company's foreign competitors (the principal ones of which are located in Asia) are typically able to offer prices below the Company's prices, the Company believes that it has some competitive advantages over foreign manufacturers, including its ability to deliver clubheads more quickly to its customers due to shorter shipping and lead times. Shipment of clubheads to the United States from Asia usually requires at least two weeks by ocean freight.
In addition, the Company believes that its foreign competitors have not demonstrated the same willingness and ability as the

Company to commit sufficient resources to meet rapidly growing demand for popular golf clubs in a timely manner. Further, the Company believes that certain of its customers prefer products made in the United States.

     The Company also competes against golf club companies that internally produce clubheads for their clubs. The Company believes that one of the largest dozen golf club companies, Karsten Manufacturing Co., which produces the Ping brand of clubs, manufactures substantially all of the investment-cast steel clubheads for use in its own clubs. The Company believes that this golf club company produces clubheads for its own use only and does not currently compete with the Company for the business of other golf club companies. However, in 1996, Karsten Manufacturing Co. purchased some steel golf clubheads for its Ping brand from the Company.

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

EMPLOYEES

     As of December 31, 1997, the Company employed 5,159 persons on a full-time basis. Of these employees, 3,837 were employed by Coastcast Corporation, S.A., the Mexican subsidiary of the Company. The Company considers its employee relations to be good.

     The production and maintenance employees in the Gardena, California facility are represented by the United Steelworkers of America. There were 453
such employees as of December 31, 1997.   The collective bargaining agreement
for such employees was effective May 12, 1997, and will expire on May 11, 2000.

ORTHOPEDIC IMPLANTS

     The Company also manufactures orthopedic implants and surgical tools used principally for replacement of hip and knee joints in humans and small animals. The Company believes that the engineering and manufacturing discipline required to manufacture these products has contributed to the Company's ability to manufacture golf products.

     Approximately 70 of the Company's employees serve in the medical implant and surgical tools operations. Such operations are conducted in the Rancho Dominguez, California facility.

     The Company believes that its principal competitors in this business are Precision Castparts Corporation and PED Manufacturing.

NEW MARKETS

     The Company continues to explore marketing its steel, titanium, and other alloy investment casting capabilities to potential customers in other commercial and industrial businesses outside of the golf business. In 1997, the Company continued its efforts in this area; however, at this early stage, the Company cannot predict which product opportunities will result in profitable sales, and whether volumes will be significant.

DISCONTINUED OPERATIONS

     The Company historically manufactured investment-cast aerospace and other industrial products in addition to golf clubheads and orthopedic implant products. In October 1993, the Company announced its decision to discontinue its aerospace business because of declining sales and operating losses on this portion of its business. This business was essentially phased out by June 1994. The net current assets of discontinued operations as of December 31, 1997 were $911,000, principally consisting of the estimated net realizable value of the Wallingford, Connecticut property including the related deferred tax asset.

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

ITEM 2.  PROPERTIES.

     The Company's principal executive offices and one of two investment casting manufacturing facilities are located in a 120,000 square foot leased facility in Rancho Dominguez, California, a suburb of Los Angeles. The lease expires in October, 2003 and the Company has a five-year extension option.

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

     The Company intends to move some of its steel casting operations to a 186,000 square foot leased investment casting facility for steel products in Tijuana, Mexico. The facility is currently under construction and is expected to be operational in 1998. The Company has options to lease sites contiguous to the property as needed for future growth.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is a party to legal actions arising in the ordinary course of business, none of which, individually or in the aggregate, in the opinion of management, after consultation with counsel, will have a material adverse effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                          AGE       POSITION
----                          ---       --------
Hans H. Buehler               65        Chairman of the Board
Richard W. Mora               57        President and Chief Executive Officer
Robert C. Bruning             55        Chief Financial Officer and Secretary
Jon A. Knartzer               52        Vice President, Operations
Ramon F. Ibarra               45        Vice President, Manufacturing
Kathleen H. Wainwright        33        Vice President, Sales

     Mr. Buehler is one of the founders of the Company and has been Chairman of the Board since the Company's inception in 1980. Through December 31, 1997, he was also the Chief Executive Officer. Prior to founding the Company, he was President of the Rex Precision Products Division of Alco Standard Corporation, a competitor of the Company that was acquired by the Company in 1987. Mr. Buehler has more than 30 years of experience in the investment-casting business, including more than 20 years of experience in the manufacture of golf clubheads.

     Mr. Mora joined the Company in May 1995. Effective January 1, 1998, he became the President and Chief Executive Officer of the Company. Prior to that time, he served as President and Chief Operating Officer. From 1992 to 1995, he was Chief Operating Officer of Pharmavite Corporation, a producer and marketer of nutritional supplements. From 1971 to 1992, Mr. Mora worked for Bergen Brunswig Corporation, starting as a member of the sales force and ending in the position of Group Vice President.

     Mr. Bruning joined the Company in May 1996. From 1989 to 1996, he was Chief Financial Officer of Zacky Farms, Inc., a producer of poultry products. From 1986 to 1988, Mr. Bruning was a partner at Coopers & Lybrand, LLP. Prior to that time he worked for Arthur Andersen, LLP for 19 years, 10 of which he served as a partner.

     Mr. Knartzer joined the Company in November 1996. From 1995 to 1996, he was Vice President of Operations of Enertech, a privately held manufacturer of products for the nuclear power industry. From 1992 to 1995, he served as Director of Operations for Accuride International, a manufacturer of precision ball bearing equipment. Prior to that time, he held various management positions in operations, engineering, and quality assurance.

     Mr. Ibarra joined the Company in June 1981. Since 1989, he has served as Vice President, Manufacturing of the golf operations of the Company. Prior to such time, he served as the production manager for the Company with respect to all phases of its business and as the plant manager at the facility located in Rancho Dominguez, California.

     Ms. Wainwright joined the Company in 1988. Since November 1996 she has served as Vice President, Sales. Prior to that time, she served the Company in various capacities, including plant manager at the facility located in Wallingford, Connecticut.

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

FISCAL YEAR                                           HIGH            LOW
-----------                                         --------       --------
1996
     First Quarter                                  $ 20 1/4       $  9 3/4
     Second Quarter                                   27 5/8         17 7/8
     Third Quarter                                    23 3/4         14 3/8
     Fourth Quarter                                   18 3/4         13
1997
     First Quarter                                    20 1/2         12 1/2
     Second Quarter                                   14 3/8          9 3/4
     Third Quarter                                    15 3/4         10 3/4
     Fourth Quarter                                   17 7/16        13 1/8

The approximate number of record holders of common stock of the Company as of March 16, 1998 was 230.

DIVIDENDS

     The Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

STOCK REPURCHASE

     On October 25, 1995, the Board of Directors authorized the Company to purchase up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. The Company did not perform any such transactions during the year ended December 31, 1997. As of December 31, 1997, there were 596,400 shares remaining to be purchased under this authorization.

BUSINESS RISKS

     CUSTOMER CONCENTRATION. The Company's sales have been and very likely will continue to be concentrated among a small number of customers. Sales to as few as four customers accounted for 84%, 84% and 76% of sales during the years ended December 31, 1997, 1996 and 1995, respectively. Sales to the Company's top customer, Callaway Golf Company (including Odyssey Golf after its acquisition in August 1997) accounted for 34% of sales for the year ended December 31, 1997.

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

     DEPENDENCE ON POLISHING AND FINISHING PLANT IN MEXICO. A substantial portion of the golf clubheads manufactured by the Company, and some clubheads produced by other clubhead manufacturers, are polished and finished by the Company. The polishing and finishing processes used by the Company are highly labor intensive. The Company performs substantially all of these processes in its facilities in Mexicali, Mexico pursuant to the "maquiladora" duty-free program established by the Mexican and U.S. governments. Such program enables the Company to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico or paying certain Mexican taxes. The Company pays certain expenses of the Mexico facility in Mexican currency and thus is subject to fluctuations in currency value. The Company does not have any exchange rate hedging arrangements to protect against fluctuations in currency value. The Company is also subject to other customary risks of doing business outside the United States. There can be no assurance that the Mexican government will continue the "maquiladora" program or that the Company will continue to be able to take advantage of the benefits of the program. The loss of these benefits could have an adverse effect on the Company's business. The Company believes that the North American Free Trade Agreement has not had any adverse effect on its Mexican operations.

     HAZARDOUS WASTE. In the ordinary course of its manufacturing process, the Company uses hazardous substances and generates hazardous waste. The Company has no material liabilities as of December 31, 1997 under environmental laws and regulations, and believes that its operations are in substantial compliance with applicable laws and regulations. Nevertheless, no assurance can be given that the Company will not encounter environmental problems or incur environmental liabilities in the future which could adversely affect its business. See also
Item 1. Business - Discontinued Operations.

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

                                                                     YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------
                                                1997           1996            1995          1994           1993
                                             ----------     ----------      ---------     ---------       ---------
                                                                   (IN THOUSANDS, EXCEPT SHARE DATA)
Consolidated Statement of
   Income Data (1):
   Sales                                     $  149,515     $  148,257      $  76,001     $  90,590       $  66,928
   Gross Profit                                  28,533         33,826         12,914        22,746          16,722
   Income from operations                        17,776         24,454          5,941        15,317          10,998
   Income from continuing operations
     before class action lawsuit
     settlement expense and income taxes         18,751         25,496          7,488        16,242          10,352
Class action lawsuit settlement expense           -0-             -0-           2,075          -0-             -0-
Income from Continuing
   Operations Data (2):
   Income before income taxes                    18,751         25,496          5,413        16,242          10,352
   Income taxes (2)                               7,875         10,430          2,114         6,420           4,180
   Income from continuing operations (2)         10,876         15,066          3,299         9,822           6,172
Income from Continuing Operations Per Share--
   Basic (2), (3)                               $  1.24        $  1.72        $  0.36       $  1.10         $  0.85
                                                -------        -------        -------       -------         -------
Income from Continuing Operations Per Share--
   Diluted (2), (3)                             $  1.22        $  1.67        $  0.36       $  1.08         $  0.80
                                                -------        -------        -------       -------         -------
Weighted Average Shares Outstanding--Basic (3)    8,798          8,773          9,045         8,926           7,295
                                                -------        -------        -------       -------         -------
Weighted Average Shares Outstanding--Diluted (3)  8,924          9,038          9,099         9,113           7,747
                                                -------        -------        -------       -------         -------


                                                                        AS OF DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                 1997           1996          1995          1994           1993
                                              ---------      ---------      ---------     ---------       ----------
                                                                          (IN THOUSANDS)
Consolidated Balance Sheet
   Data (1):
   Working Capital                            $  56,795      $  44,800      $  34,788     $  37,475       $  22,031
   Total Assets                                  90,025         76,100         58,908        56,821          38,608
   Total debt, including
     current portion                               -0-            -0-            -0-          -0-              -0-
   Deferred compensation                          1,614            438           -0-          -0-              -0-
   Shareholders' equity                          78,391         66,487         50,252        51,076          31,309

(1) In October 1993, the Company announced its decision to discontinue its aerospace business. See Note 2 of Notes to Consolidated Financial Statements.

(2) The Company was taxed as an S corporation for federal and state income tax purposes from 1983 until December 15, 1993. Income taxes, income from continuing operations, and income from continuing operations per share reflect the pro forma effect of income taxes for the year ended
     December 31, 1993 as if the Company had been taxed as a C corporation.

(3) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. For further discussion of earnings per share and the impact of Statement No. 128, see Notes 1 and 12 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated operating results expressed in thousands of dollars and as a percentage of sales.

                                                       YEARS ENDED DECEMBER 31,
                         ---------------------------------------------------------------------------------------
                                    1997                         1996                           1995
                                   ------                       ------                         ------
                           AMOUNT          PERCENT        AMOUNT         PERCENT        AMOUNT          PERCENT
                         ----------        -------     ----------        -------      --------          -------
Sales                    $  149,515          100.0     $  148,257          100.0      $  76,001          100.0
Cost of sales               120,982           80.9        114,431           77.2         63,087           83.0
Gross Profit                 28,533           19.1         33,826           22.8         12,914           17.0
Selling, general
   and administrative        10,757            7.2          9,372            6.3          6,973            9.2
Income from continuing
   operations                17,776           11.9         24,454           16.5          5,941            7.8
Other income, net               975            0.6          1,042            0.7          1,547            2.0
Class action lawsuit
   settlement expense           -0-            0.0            -0-            0.0          2,075            2.7
Income from continuing
   operations before
   income taxes              18,751           12.5         25,496           17.2          5,413            7.1


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Sales increased $1.2 million, or 1%, to $149.5 million for 1997 from $148.3 million for 1996. Decreases in sales of titanium alloy and steel alloy metal wood clubheads were more than offset by increases in sales of titanium alloy iron clubheads, putter clubheads, and steel alloy iron clubheads, and an increase in medical implant sales. Titanium clubhead sales represented approximately 50% and over 55% of total sales for 1997 and 1996, respectively. Sales to Callaway Golf Company, including sales to Odyssey Golf after its acquisition by Callaway Golf Company in August 1997, represented 34% of total sales for 1997 compared to 46% in 1996. There is no assurance that sales to Callaway will represent similar percentages of total sales in the future.

     Gross profit decreased $5.3 million, or 16%, to $28.5 million for 1997 from $33.8 million for 1996. The gross profit margin decreased to 19% in 1997 from 23% in 1996. The decrease in gross margin was due principally to a change in the product mix from a preponderance of metal woods to irons and putters.

     Selling, general and administrative expense increased by $1.4 million, or 15%, to $10.8 million for 1997 from $9.4 million for 1996. The increase in selling, general and administrative expense was due primarily to increased payroll and related expenses, expenses related to the supplemental executive retirement program, and increased expenses associated with information systems, partially offset by a decrease in legal expenses.

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

DISCONTINUED OPERATIONS

     The plan adopted in October 1993 to phase out the aerospace business was essentially completed by June 1994. The net current assets of discontinued operations as of December 31, 1997 were $911,000, principally consisting of the estimated net realizable value of the Wallingford, Connecticut property including the related deferred tax asset.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents position at December 31, 1997 was $28.2 million compared to $14.1 million on December 31, 1996, an increase of $14.1 million. Net cash provided by operating activities was $17.3 million for the year ended December 31, 1997. Net income of $10.9 million, depreciation and amortization of $2.8 million, a decrease in prepaid expenses of $2.8 million, an increase in deferred compensation of $1.2 million were partially offset by an increase in accounts receivable of $1.1 million. Investing activities of $4.2 million consist primarily of $2.1 million of net capital expenditures and the purchase of Company-owned cash surrender value life insurance policies on certain key employees of $1.9 million. Net cash provided by financing activities of $1.0 million consists mainly of proceeds from exercise of stock options of $0.8 million including related tax benefits.

     The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5 million and which had no outstanding balance at December 31, 1997. This line of credit, which expires on February 1, 1999, bears interest at the bank's prime rate or LIBOR, plus 2%.

     On October 25, 1995, the Board of Directors authorized the Company to purchase up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. No such purchases were made during the year ended December 31, 1997. As of December 31, 1997, there were 596,400 shares remaining to be purchased under this authorization.

     The Company believes that its current cash position, the working capital generated by future operations and the ability to borrow should be adequate to meet its financing requirements for current operations and the foreseeable future.

QUARTERLY INFORMATION AND SEASONALITY

     Set forth below is certain unaudited quarterly financial information. The earnings per share amounts for periods ended prior to December 31, 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements. The Company believes that all other necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with generally accepted accounting principles, the selected quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein.


                                                   YEAR ENDED                                   YEAR ENDED
                                                DECEMBER 31, 1997                           DECEMBER 31, 1996
                                    ---------------------------------------   -----------------------------------------------
                                        1ST      2ND       3RD       4TH       1ST            2ND        3RD          4TH
                                      QUARTER  QUARTER   QUARTER   QUARTER    QUARTER       QUARTER     QUARTER      QUARTER
                                    --------- --------- --------- ---------   --------     ---------   ---------    ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales                               $  29,001 $  39,938 $  43,935 $  36,641   $  29,344    $  42,508   $  41,495    $  34,910
Gross profit                            4,025     7,982     9,369     7,157       7,781       11,575       9,552        4,918
Income before taxes                     2,013     4,907     6,449     5,382       5,963        8,627       8,112        2,794
Provision for income taxes                815     2,091     2,709     2,260       2,445        3,623       3,245        1,117
Net income                              1,198     2,816     3,740     3,122       3,518        5,004       4,867        1,677
Net income per share--basic               .14       .32       .43       .35         .40          .57         .55          .19
Net income per share--diluted             .13       .32       .42       .35         .39          .55         .54          .19

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

BACKLOG

     As of December 31, 1997, the Company had a backlog of approximately $52.2 million as compared to a backlog of approximately $28.5 million as of December 31, 1996. The Company believes that its current backlog is scheduled to be shipped in the ensuing four months. Although many of the Company's customers release purchase orders months prior to the requested delivery date, these orders are generally cancelable without penalty provided that no production has commenced. If production has commenced, an order is cancelable upon payment of the cost of production. Historically, the Company's backlog generally has been the highest in the second and third quarters due principally to seasonal factors. Backlog is not necessarily indicative of future operating results.

YEAR 2000 CONVERSION

     The Company has identified and evaluated changes to computer systems and applications required to achieve a year 2000 date conversion with no disruption to business operations. Maintenance or modification costs will be expensed as incurred. The total cost of this effort is still being evaluated, but is not expected to be material to the Company. The Company plans to communicate with others with which it does significant business to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party year 2000 issues.

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

                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item with respect to directors is incorporated herein by reference to the information contained under the caption "Nomination and Election of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 22, 1998, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997. Information with respect to executive officers is included in Part I of this Report. The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained under the caption "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 22, 1998, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the information contained under the caption "Executive Compensation and Other Information" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 22, 1998, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the information contained under the captions "Voting Securities and Principal Shareholders" and "Stock Ownership of Management" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 22, 1998, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1997.

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

(b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of 1997.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 1998                     COASTCAST CORPORATION



                                          By: /s/ RICHARD W. MORA
                                              ---------------------------------
                                              Richard W. Mora, President and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 16, 1998.

            SIGNATURE                                    TITLE
            ---------                                    -----
   /s/ HANS H. BUEHLER
-------------------------------------       Chairman of the Board and Director
Hans H. Buehler


   /s/ RICHARD W. MORA                      President, Chief Executive Officer
-------------------------------------          and Director (Principal Executive
Richard W. Mora                                Officer)


   /s/ ROBERT C. BRUNING                    Chief Financial Officer and
-------------------------------------          Secretary (Principal Financial
Robert C. Bruning                              and Accounting Officer)


   /s/  GEORGE L. GRAZIADIO
------------------------------------        Director
George L. Graziadio


   /s/  EDWIN A. LEVY
------------------------------------        Director
Edwin A. Levy


   /s/   VERNON R. LOUCKS JR.
------------------------------------        Director
Vernon R. Loucks Jr.


   /s/   LEE E. MIKLES
------------------------------------        Director
Lee E. Mikles


   /s/   PAUL A. NOVELLY
------------------------------------        Director
Paul A. Novelly

                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULES



CONSOLIDATED FINANCIAL STATEMENTS                                   PAGE NUMBER
                                                                    -----------

Independent Auditors' Report                                            23

Consolidated Balance Sheets as of December 31, 1997 and 1996            24

Consolidated Statements of Income for the years ended
    December 31, 1997, 1996 and 1995                                    25

Consolidated Statements of Shareholders' Equity for the
    years ended December 31, 1995, 1996 and 1997                        26

Consolidated Statements of Cash Flows for the years ended
    December 31, 1997, 1996 and 1995                                    27

Notes to Consolidated Financial Statements                              28

SCHEDULES

Independent Auditors' Report                                            37

Schedule II--Valuation and Qualifying Accounts for the
    years ended December 31, 1995, 1996 and 1997                        38


                           INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Coastcast Corporation:

We have audited the accompanying consolidated balance sheets of Coastcast Corporation and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coastcast Corporation and subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP

Long Beach, California
February 3, 1998

                               COASTCAST CORPORATION

                            CONSOLIDATED BALANCE SHEETS


                                                                             DECEMBER 31,
                                                                   ---------------------------------
                                                                        1997              1996
                                                                   -------------       -------------
                          ASSETS
Current assets:
   Cash and cash equivalents (Note 1)                              $  28,187,000       $  14,060,000
   Trade accounts receivable, net of allowance for doubtful
     accounts of $500,000 and $400,000 at December 31, 1997
     and 1996, respectively (Note 1)                                  12,893,000          11,783,000
   Inventories (Notes 1 and 3)                                        21,208,000          21,660,000
   Prepaid expenses and other current assets                           2,019,000           4,800,000
   Deferred income taxes (Notes 1 and 8)                               1,597,000             864,000
   Net assets of discontinued operations (Note 2)                        911,000             808,000
                                                                   -------------       -------------
       Total current assets                                           66,815,000          53,975,000
Property, plant and equipment, net (Notes 1 and 4)                    19,079,000          20,171,000
Other assets (Note 7)                                                  4,131,000           1,954,000
                                                                   -------------       -------------
                                                                   $  90,025,000       $  76,100,000
                                                                   -------------       -------------
                                                                   -------------       -------------
              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $  4,986,000        $  5,043,000
   Accrued liabilities (Note 6)                                        5,034,000           4,132,000
                                                                   -------------       -------------
       Total current liabilities                                      10,020,000           9,175,000
Deferred compensation (Note 7)                                         1,614,000             438,000
                                                                   -------------       -------------
       Total liabilities                                              11,634,000           9,613,000
Commitments and contingencies (Notes 2, 7 and 10)
Shareholders' Equity (Notes 1 and 11):
   Preferred stock, no par value, 2,000,000 shares authorized;
      none issued and outstanding
   Common stock, no par value, 20,000,000 shares authorized;
   8,849,005 and 8,777,890 shares issued and outstanding as of
   December 31, 1997 and 1996, respectively                           39,233,000          38,205,000
Retained earnings                                                     39,158,000          28,282,000
                                                                   -------------       -------------
       Total shareholders' equity                                     78,391,000          66,487,000
                                                                   -------------       -------------
                                                                   $  90,025,000       $  76,100,000
                                                                   -------------       -------------
                                                                   -------------       -------------


           See accompanying notes to consolidated financial statements.

                              COASTCAST CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME



                                                                                  YEARS ENDED DECEMBER 31,
                                                                       1997                1996                 1995
                                                                  --------------      --------------       -------------
Sales (Notes 1 and 9)                                             $  149,515,000      $  148,257,000        $ 76,001,000
Cost of sales                                                        120,982,000         114,431,000          63,087,000
                                                                  --------------      --------------        -------------
Gross profit                                                          28,533,000          33,826,000          12,914,000
Selling, general and administrative                                   10,757,000           9,372,000           6,973,000
                                                                  --------------      --------------        -------------
Income from operations                                                17,776,000          24,454,000           5,941,000
Other income, net                                                        975,000           1,042,000           1,547,000
Class action lawsuit settlement expense                                        -                   -           2,075,000
                                                                  --------------      --------------        -------------
Income before income taxes                                            18,751,000          25,496,000           5,413,000
Provision for income taxes (Notes 1 and 8)                             7,875,000          10,430,000           2,114,000
                                                                  --------------      --------------        -------------
Net income                                                        $   10,876,000      $   15,066,000        $  3,299,000
                                                                  --------------      --------------        -------------
                                                                  --------------      --------------        -------------

NET INCOME PER SHARE (Notes 1 and 12)
Net income per share -- basic                                     $         1.24      $         1.72        $       0.36
                                                                  --------------      --------------        -------------
                                                                  --------------      --------------        -------------
Weighted average shares outstanding                                    8,797,734           8,772,815           9,045,257
                                                                  --------------      --------------        -------------
                                                                  --------------      --------------        -------------

Net income per share -- diluted                                   $         1.22      $         1.67        $       0.36
                                                                  --------------      --------------        -------------
                                                                  --------------      --------------        -------------
Diluted weighted average shares outstanding                            8,924,262           9,038,223           9,098,936
                                                                  --------------      --------------        -------------
                                                                  --------------      --------------        -------------


                  See accompanying notes to consolidated financial statements.

                                 COASTCAST CORPORATION
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997



                                                            COMMON STOCK
                                                     ----------------------------
                                                     NUMBER OF                             RETAINED
                                                      SHARES              AMOUNT            EARNINGS           TOTAL
                                                     ---------       -------------       -----------       -------------
BALANCE AT JANUARY 1, 1995                           9,091,994       $  41,159,000       $  9,917,000      $  51,076,000
  Net income                                                                                3,299,000          3,299,000
  Stock options exercised, including related
    tax benefit (Note 11)                               32,500             298,000                               298,000
  Repurchase of common stock                          (389,800)         (4,421,000)                           (4,421,000)
                                                     ---------       -------------       ------------      -------------
BALANCE AT DECEMBER 31, 1995                         8,734,694          37,036,000         13,216,000         50,252,000
  Net income                                                                               15,066,000         15,066,000
  Stock options exercised, including related
    tax benefit (Note 11)                               56,996             834,000                               834,000
  Director compensatory stock options                                      269,000                               269,000
  Stock options granted to non-employee (Note 11)                          269,000                               269,000
  Repurchase of common stock                           (13,800)           (203,000)                             (203,000)
                                                     ---------       -------------       ------------      -------------
BALANCE AT DECEMBER 31, 1996                         8,777,890          38,205,000         28,282,000         66,487,000
  Net income                                                                               10,876,000         10,876,000
  Stock options exercised, including related
    tax benefit (Note 11)                               71,115             759,000                               759,000
  Director compensatory stock options                                      269,000                               269,000
                                                     ---------       -------------       ------------      -------------
BALANCE AT DECEMBER 31, 1997                         8,849,005       $  39,233,000      $  39,158,000      $  78,391,000
                                                     ---------       -------------       ------------      -------------
                                                     ---------       -------------       ------------      -------------


                  See accompanying notes to consolidated financial statements.

                              COASTCAST CORPORATION
                       CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                 YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------------------
                                                                          1997              1996                 1995
                                                                    -------------       -------------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                         $  10,876,000      $  15,066,000       $  3,299,000
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                      2,838,000          2,479,000          1,862,000
      Loss on disposal of machinery and equipment                          305,000             79,000             21,000
      Change in accrual for disposal of aerospace business                (180,000)          (214,000)          (314,000)
      Deferred compensation                                              1,176,000            438,000                  -
      Deferred income taxes                                               (656,000)           479,000            258,000
      Non-employee director compensatory stock options                     269,000            269,000
      Changes in operating assets and liabilities:
          Trade accounts receivable                                     (1,110,000)        (4,585,000)          (629,000)
          Inventories                                                      452,000        (14,049,000)          (749,000)
          Prepaid expenses and other current assets                      2,781,000         (2,057,000)        (1,657,000)
          Accounts payable and accrued liabilities                         845,000            519,000          2,906,000
                                                                     -------------       -------------        -----------
              Net cash provided by (used in) operating activities       17,596,000         (1,576,000)         4,997,000
                                                                     -------------       -------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales of short-term investments                                            -         14,718,000          4,921,000
  Purchase of property, plant and equipment                             (2,127,000)        (7,653,000)        (3,797,000)
  Proceeds from disposal of machinery and equipment                         76,000            138,000             41,000
  Other assets                                                          (2,177,000)        (1,704,000)            10,000
                                                                     -------------       -------------        -----------
              Net cash (used in) provided by investing activities       (4,228,000)         5,499,000          1,175,000
                                                                     -------------       -------------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options granted to non-employee                                          -            269,000                  -
  Proceeds from issuance of common stock upon exercise
      of options, including related tax benefit                            759,000            834,000            298,000
  Repurchase of common stock                                                     -           (203,000)        (4,421,000)
                                                                     -------------       -------------        -----------
              Net cash provided by (used in) financing activities          759,000            900,000         (4,123,000)
                                                                     -------------       -------------        -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                               14,127,000          4,823,000          2,049,000
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF YEAR                                                               14,060,000          9,237,000          7,188,000
                                                                     -------------       -------------        -----------
CASH AND CASH EQUIVALENTS AT END
  OF YEAR                                                            $  28,187,000      $  14,060,000       $  9,237,000
                                                                     -------------       -------------        -----------
                                                                     -------------       -------------        -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for income taxes:                        $   5,544,000      $  10,500,000       $  2,700,000
                                                                     -------------       -------------        -----------
                                                                     -------------       -------------        -----------

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

     ORGANIZATION AND OPERATIONS--Coastcast Corporation is incorporated under the laws of the State of California. The Company's principal business is the production of investment-cast golf clubheads, and precision investment castings and related engineering for the medical industry. The Company sells its products to customers of varying strength and financial resources, principally located in the United States. The Company's wholly owned subsidiary is incorporated under the laws of the Mexican maquiladora program and its principal activities are the grinding, polishing and finishing of golf clubheads.

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

     CASH EQUIVALENTS--Cash equivalents consist of short-term investments with original maturities of three months or less.

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

               Machinery and equipment                  7 years
               Building and improvements             5-31 years
               Furniture, fixtures and computers      3-7 years
               Autos and trucks                       5-7 years

     IMPAIRMENT OF LONG-LIVED ASSETS--The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of an asset, an impairment loss is recognized.

     INCOME TAXES--Deferred tax assets and liabilities are recognized based on differences between financial statement and tax basis of assets and liabilities using presently enacted tax rates (see Note 8).

     EARNINGS PER SHARE--In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, EARNINGS PER SHARE. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of stock options. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to the SFAS No. 128 requirements. Basic net income per share is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock outstanding and dilutive potential common equivalent shares from stock options (using the treasury stock method).

     FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments.

     ACCOUNTING PRONOUNCEMENTS--In June 1997, The Financial Accounting Standards Board (FASB) issued Statement No. 130, REPORTING COMPREHENSIVE INCOME, which requires companies to report comprehensive income and its components as part of a full set of financial statements for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company intends to adopt SFAS in 1998.

     In 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, which requires operating segment disclosures using the "management approach" for fiscal years beginning after December 15, 1997, with earlier adoption permitted. The Company intends to adopt SFAS No. 131 in 1998. The Company has not yet determined what its operating segments will be under SFAS No. 131.

2.  DISCONTINUED OPERATIONS

    The plan adopted in October 1993 to phase out the aerospace business was essentially completed by June 1994. The net current assets of discontinued operations as of December 31, 1997 were $911,000, principally consisting of the estimated net realizable value of the Wallingford, Connecticut property including the related deferred tax asset.

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

3.  INVENTORIES



      Inventories consist of the following:

                                                                   DECEMBER 31,
                                                          --------------------------------
                                                              1997               1996
                                                          ------------       -------------
           Raw materials and supplies                     $  7,578,000       $  10,448,000
           Tooling                                             540,000             294,000
           Work-in-process                                  12,375,000           9,792,000
           Finished goods                                      715,000           1,126,000
                                                          ------------       -------------
                                                          $ 21,208,000       $  21,660,000
                                                          ------------       -------------
                                                          ------------       -------------


      Included above are costs incurred for the production of tooling which is subsequently sold to customers upon acceptance of the first production unit.

4.  PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consist of the following:


                                                                     DECEMBER 31,
                                                          --------------------------------
                                                               1997                1996
                                                          ------------        ------------
       Land                                               $  2,186,000        $  2,186,000
       Buildings and improvements                            7,436,000           7,376,000
       Machinery and equipment                              22,656,000          21,800,000
       Autos and trucks                                        786,000             900,000
       Furniture, fixtures and computers                     2,669,000           2,160,000
                                                          ------------        ------------
                                                            35,733,000          34,422,000
  Less accumulated depreciation and amortization            16,654,000          14,251,000
                                                          ------------        ------------
                                                          $ 19,079,000        $ 20,171,000
                                                          ------------        ------------
                                                          ------------        ------------

      Depreciation and amortization expense for 1997, 1996 and 1995 was $2,838,000, $2,479,000 and $1,862,000, respectively.

5.  SHORT-TERM BORROWINGS

      The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5,000,000 and which had no outstanding balance at December 31, 1997 and 1996. This line of credit, which expires on February 1, 1999, bears interest at the bank's prime rate or LIBOR, plus 2%.

6.  ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                                    DECEMBER 31,
                                                          --------------------------------
                                                               1997                1996
                                                          ------------        ------------
       Accrued payroll and related expenses               $  2,706,000        $  2,222,000
       Accrued vacation                                      1,000,000             834,000
       Accrued insurance                                       434,000             782,000
       Other accrued expenses                                  342,000             294,000
                                                          ------------        ------------
                                                          $  4,482,000        $  4,132,000
                                                          ------------        ------------
                                                          ------------        ------------


7.  RETIREMENT PLANS

      The Company has a defined benefit plan which covers substantially all of its hourly union employees. The plan provides for a monthly benefit payable for the participant's lifetime commencing the first day of the month following the attainment of age sixty-five in an amount equal to $9.50 to $10.85 multiplied by the participant's credited service.

      The following table sets forth the plan's funded status:


                                                                            DECEMBER 31,
                                                                    --------------------------------
                                                                        1997                1996
                                                                    ------------        -------------
Actuarial present value of accumulated benefit
  obligation, including vested benefits of $1,713,000
  and $1,578,000, respectively                                      $  1,778,000         $ 1,592,000
                                                                    ------------         ------------
                                                                    ------------         ------------
Projected benefit obligation                                        $  1,778,000         $ 1,592,000
Fair value of plan assets                                              2,187,000           1,883,000
                                                                    ------------         ------------
Plan assets in excess of projected benefit obligation                    409,000             291,000
Unrecognized net gain                                                   (275,000)           (106,000)
Unrecognized prior service costs                                          98,000              70,000
Unrecognized transition amount                                          (147,000)           (172,000)
                                                                    ------------         ------------
Prepaid pension cost                                                $     85,000         $    83,000
                                                                    ------------         ------------
                                                                    ------------         ------------
Net pension cost included the following components:
  Service cost                                                      $     35,000         $    31,000
  Interest cost on projected benefit obligation                          112,000             104,000
  Actual return on plan assets                                          (347,000)           (159,000)
  Net amortization and deferral                                          198,000              13,000
                                                                    ------------         ------------
Net period pension income                                           $     (2,000)        $   (11,000)
                                                                    ------------         ------------
                                                                    ------------         ------------


      The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7% in 1997 and 1996. The expected long-term rate of return on assets was 7% for 1997 and 1996.

     Effective January 1, 1996, the Company adopted a retirement savings plan (the "401(k) Plan") pursuant to which all U.S. employees who satisfy the age and service requirements under the plan and who are not covered by collective bargaining agreements may defer compensation for income tax purposes under section 401(k) of the Internal Revenue Code of 1986. Participants may contribute up to 15% of their compensation up to the maximum permitted under federal law. The Company is obligated to contribute annually an amount equal to 25% of each participant's contribution up to 6% of that participant's annual compensation. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $78,000 and $102,000 during 1997 and 1996, respectively.

     On September 1, 1996, the Company adopted a supplemental executive retirement plan (the "SERP") for certain key employees. Benefits generally accrue at a rate of 7% of final average salary per year of participation in the plan, up to 10 years. In general, participants in the plan only become fully vested with respect to their accrued benefits upon completion of 5 years of plan participation. To partially fund this plan, the Company purchases whole-life insurance contracts on the related participants. The cash surrender value of these policies is in an irrevocable rabbi trust and is presented as an asset of the Company, in "other assets" in the accompanying consolidated balance sheets. Deferred compensation expense under the SERP was $1,176,000 and $438,000 in 1997 and 1996, respectively.

     The Company does not provide any other post-retirement benefits to its employees.

8.  INCOME TAXES

The provision for income taxes is as follows:


                            YEARS ENDED DECEMBER 31,
                       -----------------------------------------------
                          1997               1996               1995
                       ----------        -----------        ----------
Current:
  Federal              $7,045,000        $ 8,319,000        $1,680,000
  State                 1,703,000          1,405,000           176,000
  Foreign                 (73,000)           227,000              --
                       ----------        -----------        ----------
                        8,675,000          9,951,000         1,856,000
                       ----------        -----------        ----------
Deferred:
  Federal                (651,000)           258,000           210,000
  State                  (149,000)           221,000            48,000
                       ----------        -----------        ----------
                         (800,000)           479,000           258,000
                       ----------        -----------        ----------
                       $7,875,000        $10,430,000        $2,114,000
                       ----------        -----------        ----------
                       ----------        -----------        ----------

  The actual provision on income before income taxes differs from the statutory federal income tax rate due to the following:

                                                                           YEARS ENDED DECEMBER 31,
                                                               -----------------------------------------------
                                                                  1997               1996              1995
                                                               ----------        -----------        ----------
Federal income taxes at the statutory rate                     $6,563,000        $ 8,924,000        $1,895,000
State income taxes, net of federal benefit                      1,030,000          1,541,000           363,000
California investment tax credit                                  (30,000)          (349,000)         (168,000)
Other items                                                       312,000            314,000            24,000
                                                               ----------        -----------        ----------
                                                               $7,875,000        $10,430,000        $2,114,000
                                                               ----------        -----------        ----------
                                                               ----------        -----------        ----------

        The tax effects of items comprising the Company's net deferred tax asset are as follows:

                                                            DECEMBER 31,
                                                      -----------------------
                                                          1997         1996
                                                      ----------    ---------
    Allowance for doubtful accounts                   $  213,000    $ 170,000
    Deferred compensation                                688,000      187,000
    Accrued expenses                                     557,000      128,000
    Inventory reserve                                    635,000      417,000
    State income taxes                                   455,000      584,000
    Depreciation                                        (381,000)    (303,000)
    Other items                                         (570,000)    (319,000)
                                                      ----------    ---------
                                                      $1,597,000    $ 864,000
                                                      ----------    ---------
                                                      ----------    ---------

9.  MAJOR CUSTOMERS

    The Company derived 34%, 23%, 15% and 12% of sales from four top customers in 1997; 46%, 18% and 13% of sales from three top customers in 1996; and 47%, 13% and 10% of sales from three top customers in 1995.

10. COMMITMENTS

    OPERATING LEASES--The Company leases certain facilities under various operating leases with terms ranging from five to ten years. The leases contain renewal options for additional five year periods which have not been included in the rental commitment schedule below. In general, these leases provide for payment of property taxes, maintenance and insurance by the Company and include rental increases based on the Consumer Price Index.

    The future minimum lease payments required under these leases as of December 31, 1997 are as follows:

    YEAR ENDING
    DECEMBER 31,
    --------------------------------------
    1998                      $ 1,414,000
    1999                        1,310,000
    2000                        1,324,000
    2001                        1,281,000
    2002                        1,157,000
    Thereafter                  4,575,000
                              -----------
                              $11,061,000
                              -----------
                              -----------

    Rent expense for 1997, 1996 and 1995 was approximately $1,106,000, $1,355,000 and $1,273,000, respectively.

11. STOCK OPTION PLANS

    Under the Company's 1996 Amended and Restated Employee Stock Option Plan ("1996 Employee Stock Option Plan"), a maximum of 1,950,000 shares of common stock may be issued pursuant to exercise of options granted to officers and key employees under the plan. Options may be granted under the plan at prices which are equal to or greater than the fair market value of the shares at the date of grant. The options become exercisable over a period of time as determined by the Board of Directors or a committee of directors and generally expire ten years from the date of grant or earlier following termination of employment. As of December 31, 1997, an aggregate of 445,493 shares had been purchased pursuant to exercise of options granted under the plan, options to purchase an aggregate of 1,033,513 shares were outstanding (including options which were then exercisable to purchase 408,659 shares), and 470,994 shares were available for additional grants of options under the plan.

    Under the Company's 1995 Amended and Restated Non-Employee Director Stock Option Plan ("1995 Director Stock Option Plan"), a maximum of 200,000 shares of common stock may be issued pursuant to exercise of options granted under the plan to certain non-employee directors. Options are granted under the plan at prices equal to the fair market value of the shares at the date of grant. The options generally become exercisable over a three-year period of time and expire at the earlier of one year after the optionee ceases to be a director or ten years from the date of grant. As of December 31, 1997, no shares had been purchased under the plan, options to purchase an aggregate of 150,000 shares were outstanding under the plan, including 86,667 shares as to which such options were then exercisable, and 50,000 shares were available for additional grants of options under the plan .

    In April 1996, the Board of Directors granted to a non-employee options to purchase 30,000 shares of common stock, all of which were outstanding as of December 31, 1997, including 10,000 shares as to which such options were then exercisable. These options were not issued under the foregoing option plans.

    In September 1997, the Board of Directors approved the repricing of all employee stock options having exercise prices above the fair market value as of the repricing date. A total of 591,783 shares were repriced.

    The following summarizes the Company's stock option activity under all arrangements for the three years ended December 31, 1997:

                                                              WEIGHTED
                                                               AVERAGE
                                                              EXERCISE
                                          NUMBER               PRICE
                                         ---------            --------
Balance, January 1, 1995                   448,992             $13.66
  Granted                                  431,500               8.00
  Forfeited                                (41,600)             16.37
  Exercised                                (32,500)              7.69
                                         ---------            --------
Balance, December 31, 1995                 806,392             $10.73
  Granted                                  689,698              16.81
  Forfeited                               (147,635)             13.36
  Exercised                                (56,996)             12.00
                                         ---------            --------
Balance, December 31, 1996               1,291,459             $14.48
  Granted                                   63,540              15.50
  Forfeited                                (70,371)             15.22
  Exercised                                (71,115)              8.60
                                         ---------            --------
Balance, December 31, 1997               1,213,513             $13.57
                                         ---------            --------
                                         ---------            --------

    The following table summarizes information about stock options outstanding at December 31, 1997:

                                                           WEIGHTED
                                                            AVERAGE          WEIGHTED                               WEIGHTED
  RANGE OF                           NUMBER                REMAINING         AVERAGE            NUMBER              AVERAGE
  EXERCISE                         OUTSTANDING            CONTRACTUAL        EXERCISE         EXERCISABLE           EXERCISE
   PRICES                          AT 12/31/97               LIFE             PRICE           AT 12/31/97            PRICE
-------------                      -----------            -----------        --------         -----------           --------
$4.00 - 10.00                         153,342                 6.5             $ 8.30             133,342             $ 8.05
10.25 - 12.50                         163,167                 7.3              10.87              57,713              10.96
13.13 - 13.81                         184,321                 8.9              13.61              54,214              13.59
14.12 - 14.12                         592,683                 7.6              14.12             210,057              14.12
14.62 - 30.00                         120,000                 8.3              21.19              50,000              21.92
                                   -----------            -----------        --------         -----------           --------
$4.00 - 30.00                       1,213,513                 7.7             $13.57             505,326             $12.87
                                   -----------            -----------        --------         -----------           --------
                                   -----------            -----------        --------         -----------           --------

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

                                                              YEARS ENDED DECEMBER 31,
                                                   ---------------------------------------------
                                                       1997             1996             1995
                                                   -----------      -----------       ----------
Net income:                        As reported     $10,876,000      $15,066,000       $3,299,000
                                   Pro forma         8,749,000       14,460,000        3,179,000

Net income per share - basic:      As reported     $      1.24      $      1.72       $      .36
                                   Pro forma       $       .96      $      1.59       $      .34

Net income per share - diluted:    As reported     $      1.22      $      1.67       $      .36
                                   Pro forma       $       .95      $      1.54       $      .34

    The fair value of each stock option grant is estimated on the date of
grant using the Black-Scholes option pricing model.   The following
weighted-average assumptions were used in 1997, 1996 and 1995, respectively: no dividend yield, expected volatility of 67.0%, 61.8% and 61.8%, risk-free interest rate of 5.8%, 5.9% and 5.9%, and expected term of 4.6, 4.0 and 4.0 years. The weighted average fair value per share of options granted in 1997, 1996 and 1995 was $7.42, $8.25 and $5.40, respectively.

12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                     1998                1997           1996
                                                                  -----------         -----------     ----------
Numerator:
  Net income                                                      $10,876,000         $15,066,000     $3,299,000
                                                                  -----------         -----------     ----------
    Numerator for basic and diluted earnings per share--
      income available to common stockholders                      10,876,000          15,066,000      3,299,000

Denominator:
    Denominator for basic earnings per share--
      weighted-average shares                                       8,797,734           8,772,815      9,045,257

  Effect of dilutive securities:
      Stock options                                                   126,528             265,408         53,679
                                                                  -----------         -----------     ----------
  Dilutive potential common shares                                    126,528             265,408         53,679

    Denominator for diluted earnings per share--
      adjusted weighted-average shares and
      assumed conversions                                           8,924,262           9,038,223      9,098,936
                                                                  -----------         -----------     ----------
                                                                  -----------         -----------     ----------
Basic earnings per share                                                $1.24               $1.72          $0.36
                                                                  -----------         -----------     ----------
                                                                  -----------         -----------     ----------
Diluted earnings per share                                              $1.22               $1.67          $0.36
                                                                  -----------         -----------     ----------
                                                                  -----------         -----------     ----------

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Coastcast Corporation:

We have audited the consolidated financial statements of Coastcast Corporation and subsidiary as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated February 3, 1998; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Coastcast Corporation, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP



Long Beach, California
February 3, 1998

                            COASTCAST CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                      (CHARGED)/
                                       BALANCE AT     CREDITED TO     CHARGED TO                    BALANCE
                                       BEGINNING       COSTS AND        OTHER                        AT END
     CLASSIFICATION                    OF PERIOD       EXPENSES        ACCOUNTS      DEDUCTIONS     OF PERIOD
--------------------------------       ----------     -----------     ----------     ----------     ---------
Allowance for doubtful accounts:
  Year ended December 31, 1995          (300,000)      (100,000)                                     (400,000)
  Year ended December 31, 1996          (400,000)                                                    (400,000)
  Year ended December 31, 1997          (400,000)      (100,000)                                     (500,000)

                                 EXHIBIT INDEX

                                                                                                    SEQUENTIALLY
EXHIBIT                                                                                               NUMBERED
NUMBER                             DESCRIPTION                                                          PAGE
3.1.1       Articles of Incorporation of the Company, as amended (1)

3.1.2       Certificate of Amendment of Articles of Incorporation filed with the California
            Secretary of State on December 6, 1993(1)

3.2         Bylaws of the Company (1)

4           Specimen Stock Certificate of the Company (1)

10.1*       1993 Amended and Restated Employee Stock Option Plan ("Employee Plan") (1)

10.2*       1996 Amended and Restated Employee Stock Option Plan ("Employee Plan") (6)

10.3*       Non-Employee Director Stock Option Plan ("Director Plan"), together with form of notice of grant and grant summary (1)

10.4*       1995 Amended and Restated Non-Employee Director Stock Option Plan ("Director
            Plan"), together with form of notice of grant and grant summary (1)

10.5        Agreement. effective May 11, 1997, between the Company and United Steelworkers of            42
            America

10.6        Lease Agreement, dated December 17, 1993, between Productos Recreativos, S.A. and
            Parque Industrial Mexicali, S.A. de C.V. for the facilities known Mercurio #70 in
            Mexicali, Mexico (2)

10.7        Lease Agreement, dated December 17, 1993, between Productos Recreativos, S.A. and
            Parque Industrial Mexicali, S.A. de C.V. for the facilities known as Avenue Galaxia
            50 in Mexicali, Mexico (2)

10.8        Lease Agreement, dated December 17, 1993, between Productos Recreativos, S.A. and
            Parque Industrial Mexicali, S.A. de C.V. for the facilities known as Mercurio #30 in
            Mexicali, Mexico (2)

10.9        Lease Agreement, dated January 22, 1996, between Coastcast Corporation, S.A. and
            Parque Industrial Mexicali, S.A. de C.V. for the facilities known as Calle Marte #162 in Mexicali, Mexico (4)

10.10       Guaranty, dated November 1, 1988, by the Company for the leases of the Mexicali,
            Mexico facilities (1)

10.11       Guaranty, dated January 23, 1996, by the Company for the lease, dated January 22,
            1996 (4)

10.12       Lease Agreement, dated August 21, 1997, between Coastcast Corporation, S.A.
            and Inmobiliaria Y Fraccionadora Lomas, S.A. de C.V. for real estate in Tijuana,
            Baja California, Mexico (7)

10.13       Lease Agreement, dated September 1, 1997, between the Company and Watson Land
            Company for the facilities in Rancho Dominguez, California (7)

10.14       Assignment effective February 1, 1998 of Lease dated August 21, 1997, between                69
            Coastcast Corporation, S.A. and Inmobiliaria Y Fraccionadora Lomas, S.A. de C.V.
            to Coastcast Tijuana, S. de R.L. de C.V.

10.15       Form of Indemnification Agreement (1)

10.16       Revolving Line of Credit Note and Credit Agreement, effective December 23, 1997,             72
            between the Company and Imperial Bank

10.17*      Amended and Restated Coastcast Corporation Selected Employees Pension Plan, dated
            October 1, 1987 (1)

10.18*      Amendment to the Coastcast Corporation Selected Employees Pension Plan, effective            85
            May 12, 1997

10.19*      Coastcast Corporation 401(k) Retirement Plan, effective January 1, 1996 (4)

10.22       Coastcast Corporation S Corporation Termination, Tax Allocation and Indemnification
            Agreement dated December 1, 1993, between the Company and certain Shareholders(1)

10.24*      Coastcast Corporation Supplemental Executive Retirement Plan, effective September 1,
            1996 (5)

10.25*      First Amendment to Coastcast Corporation Supplemental Executive Retirement Plan,
            effective September 1, 1996 (5)

10.26*      Second Amendment to Coastcast Corporation Supplemental Executive Retirement Plan,
            dated February 18, 1997 (6)

10.27*      Trust Agreement by and between Coastcast Corporation and Imperial Trust Company, dated September 1, 1996 (5)

21          Subsidiaries of the Company (4)

24          Consent of Independent Auditors                                                              86

27.1        FDS

27.2        FDS

27.3        FDS


----------------------
*   Management contract or compensating plan or arrangement.

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

(6) Incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1996.

(7) Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended September 30, 1997.