Form 10-Q
period 1998-03-31
COASTCAST CORP
filed 1998-05-05
CIK 914479

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                      FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1998

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

At April 30, 1998 there were outstanding 9,003,598 shares of common stock, no par value.

                             COASTCAST CORPORATION
                                     INDEX
                                     -----

                                                                          Page
                                                                         Number
                                                                         ------

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of  March 31, 1998
          (Unaudited) and December 31, 1997                                 3

     Condensed Consolidated Statements of  Income for the Three Months
          Ended March 31, 1998 and 1997 (Unaudited)                         4

     Condensed Consolidated Statements of Cash Flows for
          the Three Months Ended March 31, 1998 and 1997 (Unaudited)        5

     Notes to Condensed Consolidated Financial Statements (Unaudited)       6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7



PART II. OTHER INFORMATION:

Item 5.  Other Information                                                  8

Item 6.  Exhibits and Reports on Form 8-K                                   8

                             COASTCAST CORPORATION

                    CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               (UNAUDITED)
                                                                 MARCH 31,         DECEMBER 31,
ASSETS                                                             1998                1997
                                                               -----------         ------------
Current assets:

     Cash and cash equivalents                                 $ 30,585,000        $ 28,187,000
     Accounts receivable, net of allowance for doubtful
       accounts of $500,000 at March, 1998 and
       December 31, 1997                                         17,985,000          12,893,000
     Inventories (Note 2)                                        20,419,000          21,208,000
     Prepaid expenses and other current assets                    3,602,000           2,930,000
     Deferred income taxes                                        1,597,000           1,597,000
                                                               ------------        ------------
         Total current assets                                    74,188,000          66,815,000
Property, plant and equipment, net                               20,729,000          19,079,000
Other assets                                                      4,314,000           4,131,000
                                                               ------------        ------------
         Total assets                                          $ 99,231,000        $ 90,025,000
                                                               ------------        ------------
                                                               ------------        ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                           $ 5,626,000         $ 4,986,000
     Accrued liabilities                                          7,562,000           5,034,000
                                                               ------------        ------------
         Total current liabilities                               13,188,000          10,020,000
Deferred compensation                                             1,978,000           1,614,000
                                                               ------------        ------------
         Total liabilities                                       15,166,000          11,634,000

Commitments and contingencies

Shareholders' equity:
     Preferred stock, no par value, 2,000,000 shares
      authorized, none issued and outstanding                             -                   -
     Common stock, no par value, 20,000,000 shares
      authorized; 8,959,050 and 8,849,005 shares
      issued and outstanding as of March 31, 1998
      and December 31, 1997, respectively                        40,889,000          39,233,000
     Retained earnings                                           43,176 000          39,158,000
                                                               ------------        ------------
          Total shareholders' equity                             84,065,000          78,391,000
                                                               ------------        ------------
          Total liabilities and shareholders' equity            $99,231,000         $90,025,000
                                                               ------------        ------------
                                                               ------------        ------------

             See notes to condensed consolidated financial statements.

                            COASTCAST CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                         FOR THE THREE MONTHS
                                                             ENDED MARCH 31,
                                                       -------------------------
                                                          1998           1997
                                                       ------------  -----------
Sales                                                  $45,321,000   $29,001,000
Cost of sales                                           35,672,000    24,976,000
                                                       ------------  -----------
Gross profit                                             9,649,000     4,025,000
Selling, general and administrative expenses             3,077,000     2,184,000
                                                       ------------  -----------
Income from operations                                   6,572,000     1,841,000
Other income, net                                          356,000       172,000
                                                       ------------  -----------
Income before income taxes                               6,928,000     2,013,000
Provision for income taxes                               2,910,000       815,000
                                                       ------------  -----------
Net income                                             $ 4,018,000   $ 1,198,000
                                                       ------------  -----------
                                                       ------------  -----------
NET INCOME PER SHARE (Note 3)
Net income per share - basic                           $      0.45   $      0.14
                                                       ------------  -----------
                                                       ------------  -----------

Weighted average shares outstanding                      8,892,760     8,784,181
                                                       ------------  -----------
                                                       ------------  -----------

Net income per share - diluted                         $      0.44   $      0.13
                                                       ------------  -----------
                                                       ------------  -----------
Weighted average shares outstanding - diluted            9,230,982     8,971,031
                                                       ------------  -----------
                                                       ------------  -----------

      See accompanying notes to condensed consolidated financial statements.

                            COASTCAST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                          FOR THE THREE MONTHS
                                                                              ENDED MARCH 31,
                                                                    --------------------------------
                                                                          1998            1997
                                                                    ---------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                     $  4,018,000      $  1,198,000
     Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
     Depreciation and amortization                                       760,000           703,000
     Loss on disposal of machinery and equipment                           4,000            49,000
     Deferred compensation                                               364,000           303,000
     Deferred income taxes                                                 5,000             9,000
     Non-employee director compensatory stock options                     67,000            67,000
     Changes in operating assets and liabilities:
          Trade accounts receivable                                   (5,092,000)         (987,000)
          Inventories                                                    789,000        (8,240,000)
          Prepaid expenses and other current assets                     (677,000)        1,202,000
          Income taxes payable                                         1,831,000               -
          Accounts payable and accrued liabilities                     1,337,000          (108,000)
                                                                    ---------------  ---------------
               Net cash provided by operating activities               3,406,000        (5,804,000)
                                                                    ---------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property, plant and equipment                        (2,432,000)         (539,000)
     Proceeds from disposal of machinery and equipment                    18,000             7,000
     Other assets                                                       (183,000)          (35,000)
                                                                    ---------------  ---------------
               Net cash used in investing activities                  (2,597,000)         (567,000)
                                                                    ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock upon exercise of
          options net of related tax benefit                           1,589,000           206,000
                                                                    ---------------  ---------------
     NET INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                  2,398,000        (6,165,000)

     CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD                                                   28,187,000        14,060,000
                                                                    ---------------  ---------------
     CASH AND CASH EQUIVALENTS AT END
          OF PERIOD                                                 $ 30,585,000      $  7,895,000
                                                                    ---------------  ---------------
                                                                    ---------------  ---------------

       See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 1998, the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1998 and 1997 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 1998, and for the periods then ended.

Although the Company believes that the disclosure in the condensed consolidated financial statements is adequate for a fair presentation thereof, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1997 audited statements were included in the Company's annual report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1997. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in that annual report.

Certain reclassifications were made to 1997 balances to conform to the 1998 presentation.

The results of operations for the period ended March 31, 1998, are not necessarily indicative of the results for the full year.

2. INVENTORIES

Inventories consisted of the following:


                                                       MARCH 31,         DECEMBER 31,
                                                         1998                1997
                                                    --------------     ---------------
         Raw materials and supplies                  $   6,405,000       $   7,578,000
         Tooling                                           511,000             540,000
         Work-in-process                                12,896,000          12,375,000
         Finished goods                                    607,000             715,000
                                                    --------------      --------------
                                                     $  20,419,000       $  21,208,000
                                                    --------------      --------------
                                                    --------------      --------------

3. EARNINGS PER SHARE

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

                               COASTCAST CORPORATION
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Three months ended March 31, 1998 compared with three months ended March 31, 1997:

Sales increased $16.3 million, or 56.2%, to $45.3 million for the three months ended March 31, 1998 from $29.0 million for the three months ended March 31, 1997. The increase was primarily due to increased sales volume in titanium iron clubheads and titanium metal wood clubheads.

Gross profit increased $5.6 million, or 140%, to $9.6 million for 1998 from $4.0 million for 1997. Gross profit margins increased to 21.3% for 1998 from 13.9%, due principally to increased production volume and improved product mix.

Selling, general and administrative expense increased $0.9 million, or 40.9%, to $3.1 million in 1998 from $2.2 million in 1997. The increase was due primarily to increased payroll and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position at March 31, 1998 was $30.6 million compared to $28.2 million on December 31, 1997, an increase of $2.4 million. Net cash provided by operating activities was $3.4 million for the three months ended March 31, 1998. The operating activities net cash was primarily provided by net income of $4.0 million. Net cash used in investing activities of $2.6 million consisted mainly of $2.4 million of net capital expenditures for the three months ended March 31, 1998. Net cash provided by financing activities of $1.6 million consisted of proceeds from exercise of stock options.

The Company has no long term debt. The Company believes that its current cash position, working capital generated from future operations and the ability to borrow should be adequate to meet its financing requirements for current operations and the foreseeable future.

                              COASTCAST CORPORATION


PART II.  OTHER INFORMATION

Item 5.  Other Information

The following business risks, as disclosed in Part II, Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" on Form 10-K for the fiscal year ended December 31, 1997, are hereby incorporated by reference as though set forth fully herein:

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

        11         Statement re: computation of per share earnings

        99         Pages 11-13 of Registrant's annual report on Form
                   10-K for the year ended December 31, 1997 (incorporated by reference to such Form 10-K filed with the Commission)

    (b)  Reports on Form 8-K:

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          COASTCAST CORPORATION




May 4, 1998                               By  /s/ Robert C. Bruning
-----------                                   ----------------------------
  Dated                                   Robert C. Bruning
                                          Chief Financial Officer
                                          (Duly Authorized and Principal
                                          Financial Officer)