Form 10-Q
period 1998-06-30
COASTCAST CORP
filed 1998-08-11
CIK 914479

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1998

                               OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from       to

                       ----------------------------------

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

                  Yes  X           No
                      ----

At August 10, 1998 there were outstanding 9,054,204 shares of common stock, no par value.

                     COASTCAST CORPORATION
                             INDEX
                             -----



                                                                                         Page
                                                                                        Number
                                                                                        ------

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets as of  June 30, 1998 (Unaudited) and
      December 31, 1997                                                                    3

   Condensed Consolidated Statements of  Income (Unaudited)
      Three Months Ended June 30, 1998 and                                                 4
      Six Months Ended June 30, 1998 and 1997                                              5

   Condensed Consolidated Statements of Cash Flows for the Six Months Ended
      June 30, 1998 and 1997 (Unaudited)                                                   6

   Notes to Condensed Consolidated Financial Statements (Unaudited)                        7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
    of Operations                                                                          9



PART II. OTHER INFORMATION:

Item 4.  Submission of Matter to a Vote of Securities Holders                              10

Item 5.  Other Information                                                                 11

Item 6.  Exhibits and Reports on Form 8-K                                                  11


                               COASTCAST CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     (UNAUDITED)
                                                                       JUNE 30,     DECEMBER 31,
                                                                        1998            1997
                                                                    --------------  --------------
                                    A S S E T S

Current assets:
   Cash and cash equivalents                                        $  34,737,000  $  28,187,000
   Trade accounts receivable, net of allowance for doubtful
     accounts of $600,000 at June 30, 1998 and $500,000
     at December 31, 1997, respectively                                14,937,000     12,893,000
   Inventories (Note 2)                                                17,349,000     21,208,000
   Prepaid expenses and other current assets                            4,029,000      2,930,000
   Deferred income taxes                                                1,597,000      1,597,000
                                                                   --------------  --------------
        Total current assets                                           72,649,000     66,815,000
Property, plant and equipment, net                                     24,001,000     19,079,000
Other assets                                                            5,404,000      4,131,000
                                                                   --------------  --------------
                                                                   $  102,054,000  $  90,025,000
                                                                   --------------  --------------
                                                                   --------------  --------------


      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                  $  4,389,000   $  4,986,000
   Accrued liabilities                                                  5,587,000      5,034,000
                                                                   --------------  --------------
        Total current liabilities                                       9,976,000     10,020,000
Deferred compensation                                                   2,338,000      1,614,000
                                                                   --------------  --------------
        Total liabilities                                              12,314,000     11,634,000
                                                                   --------------  --------------
Commitments and contingencies
Shareholders' Equity:
   Preferred stock, no par value, 2,000,000 shares authorized;
     none issued and outstanding
   Common stock, no par value, 20,000,000 shares authorized;
     9,054,204 and 8,849,005 shares issued and outstanding as of
     June 30, 1998 and December 31, 1997, respectively                 42,560,000     39,233,000
Retained earnings                                                      47,180,000     39,158,000
                                                                   --------------  --------------
        Total shareholders' equity                                     89,740,000     78,391,000
                                                                   --------------  --------------
                                                                   $  102,054,000  $  90,025,000
                                                                   --------------  --------------
                                                                   --------------  --------------



     See accompanying notes to condensed consolidated financial statements.

                             COASTCAST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                     ----------------------------
                                                         FOR THE THREE MONTHS
                                                            ENDED JUNE 30,
                                                     ----------------------------
                                                           1998          1997
                                                     --------------   -----------
Sales                                                $  43,588,000  $  39,938,000
Cost of sales                                           34,008,000     31,956,000
                                                     --------------   -----------
Gross profit                                             9,580,000      7,982,000
Selling, general and administrative expenses             3,105,000      3,278,000
                                                     --------------   -----------
Income from operations                                   6,475,000      4,704,000
Other income, net                                          428,000        203,000
                                                     --------------   -----------
Income before income taxes                               6,903,000      4,907,000
Provision for income taxes                               2,899,000      2,091,000
                                                     --------------   -----------
Net income                                            $  4,004,000   $  2,816,000
                                                     --------------   -----------
                                                     --------------   -----------

NET INCOME PER SHARE (Note 3)
Net income per share - basic                          $       0.44   $       0.32
                                                     --------------   -----------
                                                     --------------   -----------
Weighted average shares outstanding                      9,019,682      8,794,334
                                                     --------------   -----------
                                                     --------------   -----------

Net income per share - diluted                        $       0.42   $       0.32
                                                     --------------   -----------
                                                     --------------   -----------
Weighted average shares outstanding - diluted            9,437,014      8,882,380
                                                     --------------   -----------
                                                     --------------   -----------


See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                    -----------------------------
                                                          FOR THE SIX MONTHS
                                                            ENDED JUNE 30,
                                                   ------------------------------
                                                           1998          1997
                                                   ---------------  -------------
Sales                                                $  88,909,000  $  68,939,000
Cost of sales                                           69,680,000     56,932,000
                                                   ---------------  -------------
Gross profit                                            19,229,000     12,007,000
Selling, general and administrative expenses             6,182,000      5,462,000
                                                   ---------------  -------------
Income from operations                                  13,047,000      6,545,000
Other income, net                                          784,000        375,000
                                                   ---------------  -------------
Income before income taxes                              13,831,000      6,920,000
Provision for income taxes                               5,809,000      2,906,000
                                                   ---------------  -------------
Net income                                            $  8,022,000   $  4,014,000
                                                   ---------------  -------------
                                                   ---------------  -------------

NET INCOME PER SHARE (Note 3)
Net income per share - basic                          $       0.90   $       0.46
                                                   ---------------  -------------
                                                   ---------------  -------------
Weighted average shares outstanding                      8,956,572      8,789,286
                                                   ---------------  -------------
                                                   ---------------  -------------

Net income per share - diluted                        $       0.86   $       0.45
                                                   ---------------  -------------
                                                   ---------------  -------------
Weighted average shares outstanding - diluted            9,335,671      8,919,098
                                                   ---------------  -------------
                                                   ---------------  -------------

    See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)



                                                                     FOR THE SIX MONTHS
                                                                       ENDED JUNE 30
                                                                 -------------------------
                                                                     1998          1997
                                                                 ------------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income                                                   $ 8,022,000    $   4,014,000
    Adjustments to reconcile net income to net cash provided
       by (used in) operating activities:
       Depreciation and amortization                               1,541,000        1,411,000
       Loss on disposal of machinery and equipment                     1,000           45,000
       Deferred compensation                                         724,000          629,000
       Deferred income taxes                                          29,000           22,000
       Non-employee director compensatory stock options              135,000          134,000
       Changes in operating assets and liabilities:
           Trade accounts receivable                              (2,044,000)      (6,138,000)
           Inventories                                             3,859,000       (5,043,000)
           Prepaid expenses and other current assets              (1,130,000)       3,428,000
           Income taxes payable                                     (552,000)         603,000
           Accounts payable and accrued liabilities                  509,000        1,720,000
                                                                ------------     ------------
               Net cash provided by operating activities          11,094,000          825,000
                                                                ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of property, plant and equipment                     (6,485,000)      (1,124,000)
    Proceeds from disposal of machinery and equipment                 22,000            8,000
    Other assets                                                  (1,273,000)         (62,000)
                                                                ------------     ------------
               Net cash used in investing activities              (7,736,000)      (1,178,000)
                                                                ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from issuance of common stock upon exercise
       of options net of related tax benefit                       3,192,000          206,000
                                                                ------------     ------------

    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           6,550,000         (147,000)
    CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              28,187,000       14,060,000
                                                                ------------     ------------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $ 34,737,000     $ 13,913,000
                                                                ------------     ------------
                                                                ------------     ------------

    See accompanying notes to condensed consolidated financial statements.

                           COASTCAST CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 1998, the related condensed consolidated statements of income for the three and six months and cash flows for the six months ended June 30, 1998 and 1997 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 1998 and for the periods then ended.

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

The results of operations for the periods ended June 30, 1998 are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:

                                                    June 30,    December 31,
                                                      1998         1997
                                                 ------------   -----------

     Raw materials and supplies                    $6,349,000    $7,578,000
     Tooling                                          448,000       540,000
     Work-in-process                                8,374,000    12,375,000
     Finished goods                                 2,178,000       715,000
                                                 ------------   -----------
                                                  $17,349,000   $21,208,000
                                                 ------------   -----------
                                                 ------------   -----------

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

                     COASTCAST CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales increased 9.3% and 29.0% to $43.6 million and $88.9 million for the three months and six months ended June 30, 1998, respectively, from $39.9 million and $68.9 million for the three months and six months ended June 30, 1997, respectively. The increase was primarily due to increased sales volume in steel and titanium iron clubheads.

Gross profit increased 20.0% and 60.0% to $9.6 million and $19.2 million for the three months and six months ended June 30, 1998, respectively, from $8.0 million and $12.0 million for the three months and six months ended June 30, 1997. Gross profit margins increased to 22.0% and 21.6% for the three months and six months ended June 30, 1998 respectively, from 20.0% and 17.4% for the comparable prior year periods, due principally to increased production volume.

Selling, general and administrative expense decreased $0.2 million, or 6.1%, to $3.1 million for the three months ended June 30, 1998, from $3.3 million for the comparable prior year period. The decrease was due primarily to decreased payroll and related expenses. Selling, general and administrative expense increased $0.7 million, or 12.7%, to $6.2 million for the six months ended June 30, 1998 from $5.5 million for the comparable prior year period. The increase was due primarily to increased payroll and related expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position at June 30, 1998 was $34.7 million compared to $28.2 million on December 31, 1997, an increase of $6.5 million. Net cash provided by operating activities was $11.1 million for the six months ended June 30, 1998. The net cash provided by operating activities consisted of net income of $8.0 million, a decrease in inventories of $3.9 million, depreciation and amortization of $1.5 million, and an increase in deferred compensation of $0.7 million, partially offset by an increase in trade accounts receivable of $2.0 million and an increase in prepaid expenses and other current assets of $1.1 million. Net cash used in investing activities of $7.7 million consisted mainly of $6.5 million of net capital expenditures and an increase in cash value of life insurance of $1.0 million for the six months ended June 30, 1998. Net cash provided by financing activities of $3.2 million consisted mainly of proceeds from exercise of stock options.

The Company has no long term debt. The Company believes that its current cash position, working capital generated from future operations and the ability to borrow should be adequate to meet its financing requirements for the foreseeable future.

                     COASTCAST CORPORATION



PART II.  OTHER INFORMATION

Item 4.  Submission of Matter to a Vote of Securities Holders

The Company held its annual meeting of shareholders on June 22, 1998. With respect to proposals to amend the Employee Stock Option Plan and the Non-Employee Director Stock Option Plan, the meeting was adjourned until July 8, 1998. The following matters were voted on and approved by the shareholders.

1.   Election of Directors to hold office until the 1999 Annual Meeting:

                                                       Votes For     Votes Withheld
                                                       ----------    --------------
Hans H. Buehler                                        6,717,580          1,282,779
George L. Graziadio                                    6,712,608          1,287,751
Edwin A. Levy                                          6,715,720          1,284,639
Vernon R. Loucks, Jr.                                  7,714,120            286,239
Lee E. Mikles                                          6,842,620          1,157,739
Richard W. Mora                                        7,705,120            295,239
Paul A. Novelly                                        6,714,608          1,285,751



2. Amendment of the Company's 1996 Amended and Restated Employee Stock Option Plan: holders of 3,305,095 shares voted for such amendment, holders of 2,895,323 shares voted against such amendment, and holders of 52,602 shares abstained from voting on such amendment. The Board of Directors of the Company, after additional consideration including the large number of shares that were voted against the proposal, has rescinded the amendment. No options have been or will be granted under the rescinded amendment to the plan. Any future amendment of the plan by the Board of Directors which would authorize grants of additional options to officers and directors of the Company will be subject to shareholder approval.

3. Amendment of the Company's 1995 Amended and Restated Non-Employee Director Stock Option Plan: holders of 3,102,738 shares voted for such amendment, holders of 3,095,818 shares voted against such amendment, and holders of 54,464 shares abstained from voting on such amendment. The Board of Directors of the Company, after additional consideration including the large number of shares that were voted against the proposal, has rescinded the amendment. No options have been or will be granted under the rescinded amendment to the plan. Any future amendment of the plan by the Board of Directors which would authorize grants of additional options to officers and directors of the Company will be subject to shareholder approval.

4. Ratification of Deloitte & Touche llp as the Company's independent auditors: holders of 7,945,448 shares voted for such ratification, holders of 18,689 shares voted against such ratification and holders of 36,222 shares abstained from voting on such ratification.

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



                              COASTCAST CORPORATION




   August 10, 1998            By  /s/ Robert C. Bruning
   ---------------               ---------------------------------------
     Dated                    Robert C. Bruning
                              Chief Financial Officer (Duly Authorized and
                              Principal Financial Officer)