Form 10-Q
period 1998-09-30
COASTCAST CORP
filed 1998-11-12
CIK 914479

                              SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C.  20549

                                          FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1998

                                          OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 for the transition period from       to

                        --------------------------

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

                                     Yes _X_  No ___

At November 11, 1998 there were outstanding 7,989,404 shares of common stock, no par value.

                                 COASTCAST CORPORATION
                                        INDEX


                                                                                Page
                                                                                Number
                                                                                -------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of  September 30, 1998 (Unaudited) and
      December 31, 1997                                                                   3

    Condensed Consolidated Statements of  Income (Unaudited)
      Three Months Ended September 30, 1998 and 1997                                      4
      Nine Months Ended September 30, 1998 and 1997                                       5

    Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
      September 30, 1998 and 1997 (Unaudited)                                             6

    Notes to Condensed Consolidated Financial Statements (Unaudited)                      7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
 of Operations                                                                            9



PART II. OTHER INFORMATION:

Item 5.  Other Information                                                               11

Item 6.  Exhibits and Reports on Form 8-K                                                12


                                    COASTCAST CORPORATION

                              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    (UNAUDITED)
                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                        1998            1997
                                                                   -------------   --------------

                                   A S S E T S
Current assets:
   Cash and cash equivalents                                       $  26,272,000   $  28,187,000
   Trade accounts receivable, net of allowance for doubtful
     accounts of $6 00,000 at September 30, 1998 and $500,000
     at December 31, 1997, respectively                               10,212,000      12,893,000
   Inventories (Note 2)                                               14,012,000      21,208,000
   Prepaid expenses and other current assets                           5,967,000       2,930,000
   Deferred income taxes                                               1,597,000       1,597,000
                                                                   -------------   -------------
        Total current assets                                          58,060,000      66,815,000
Property, plant and equipment, net                                    24,577,000      19,079,000
Other assets                                                           6,988,000       4,131,000
                                                                   -------------   -------------
                                                                   $  89,625,000   $  90,025,000
                                                                   -------------   -------------
                                                                   -------------   -------------
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                $   4,567,000    $  4,986,000
   Accrued liabilities                                                 4,286,000       5,034,000
                                                                   -------------   -------------
        Total current liabilities                                      8,853,000      10,020,000
Deferred compensation                                                  2,701,000       1,614,000
                                                                   -------------   -------------
        Total liabilities                                             11,554,000      11,634,000
                                                                   -------------   -------------
Commitments and contingencies
Shareholders' Equity:
   Preferred stock, no par value, 2,000,000 shares authorized;
     None issued and outstanding
   Common stock, no par value, 20,000,000 shares authorized;
     8,006,404 and 8,849,005 shares issued and outstanding as of
     September 30, 1998 and December 31, 1997, respectively          30,366,000       39,233,000
Retained earnings                                                    47,705,000       39,158,000
                                                                   -------------   --------------
        Total shareholders' equity                                   78,071,000       78,391,000
                                                                   -------------   --------------
                                                                   $ 89,625,000    $  90,025,000
                                                                   -------------   --------------
                                                                   -------------   --------------

         See accompanying notes to condensed consolidated financial statements.

                               COASTCAST CORPORATION
                      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)


                                                                  FOR THE THREE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                                 -------------------------
                                                                    1998         1997
                                                                 -----------   -----------
Sales                                                            $31,627,000   $43,935,000
Cost of sales                                                     28,480,000    34,566,000
                                                                 -----------   -----------
Gross profit                                                       3,147,000     9,369,000
Selling, general and administrative expenses                       2,373,000     3,125,000
                                                                 -----------   -----------
Income from operations                                               774,000     6,244,000
Other income, net                                                    401,000       205,000
                                                                 -----------   -----------
Income before income taxes                                         1,175,000     6,449,000
Provision for income taxes                                           493,000     2,709,000
                                                                 -----------   -----------
Income from continuing operations                                    682,000     3,740,000
Loss from discontinued operations (net of income
     Tax benefit of $113,000)                                       (157,000)            -
                                                                 -----------   -----------
Net income                                                       $   525,000   $ 3,740,000
                                                                 -----------   -----------
                                                                 -----------   -----------
NET INCOME PER SHARE (Note 3)
Income from continuing operations per share - basic              $      0.08   $      0.43
Discontinued operations per share - basic                              (0.02)            -
                                                                 -----------   -----------
Net income per share - basic                                           $0.06   $      0.43
                                                                 -----------   -----------
Weighted average shares outstanding                                8,657,080     8,794,334
                                                                 -----------   -----------

Income from continuing operations per share - diluted                  $0.08   $      0.42
Discontinued operations per share - diluted                            (0.02)            -
                                                                 -----------   -----------
Net income per share - diluted                                   $      0.06   $      0.42
                                                                 -----------   -----------
                                                                 -----------   -----------
Weighted average shares outstanding - diluted                      8,699,307     8,903,784
                                                                 -----------   -----------
                                                                 -----------   -----------


       See accompanying notes to condensed consolidated financial statements.

                                   COASTCAST CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)


                                                                 FOR THE NINE MONTHS
                                                                 ENDED SEPTEMBER 30,
                                                             -----------------------------
                                                                   1998        1997
                                                             -------------   -------------
Sales                                                        $ 120,536,000   $ 112,874,000
Cost of sales                                                   98,160,000      91,498,000
                                                             -------------   -------------
Gross profit                                                    22,376,000      21,376,000
Selling, general and administrative expenses                     8,555,000       8,587,000
                                                             -------------   -------------
Income from operations                                          13,821,000      12,789,000
Other income, net                                                1,185,000         580,000
                                                             -------------   -------------
Income before income taxes                                      15,006,000      13,369,000
Provision for income taxes                                       6,302,000       5,615,000
                                                             -------------   -------------
Income from continuing operations                                8,704,000       7,754,000
Loss from discontinued operations (net of income
     Tax benefit of $113,000)                                     (157,000)              -
                                                             -------------   -------------
Net income                                                   $   8,547,000   $   7,754,000
                                                             -------------   -------------
                                                             -------------   -------------
NET INCOME PER SHARE (Note 3)
Income from continuing operations per share - basic          $        0.99   $        0.88
Discontinued operations per share - basic                            (0.02)              -
                                                             -------------   -------------
Net income per share - basic                                 $        0.97   $        0.88
                                                             -------------   -------------
                                                             -------------   -------------
Weighted average shares outstanding                              8,855,644       8,790,987
                                                             -------------   -------------
                                                             -------------   -------------

Income from continuing operations per share - diluted        $        0.96   $        0.87
Discontinued operations per share - diluted                          (0.02)              -
                                                             -------------   -------------
Net income per share - diluted                               $        0.94   $        0.87
                                                             -------------   -------------
                                                             -------------   -------------
Weighted average shares outstanding - diluted                    9,109,636       8,912,481
                                                             -------------   -------------
                                                             -------------   -------------



See accompanying notes to condensed consolidated financial statements.

                                   COASTCAST CORPORATION
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)


                                                                   FOR THE NINE MONTHS
                                                                   ENDED SEPTEMBER 30,
                                                               -----------------------------
                                                                     1998        1997
                                                               -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                   $   8,547,000     $ 7,754,000
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:

    Depreciation and amortization                                  2,392,000       2,117,000
    Loss on disposal of machinery and equipment                      785,000         156,000
    Deferred compensation                                          1,087,000         954,000
    Deferred income taxes                                            299,000          42,000
    Non-employee director compensatory stock options                 202,000         202,000
    Changes in operating assets and liabilities:
      Trade accounts receivable                                    2,681,000      (3,347,000)
      Inventories                                                  7,196,000         (53,000)
      Prepaid expenses and other current assets                   (3,948,000)      2,954,000
      Accounts payable and accrued liabilities                    (1,868,000)      2,428,000
                                                               -------------   -------------
        Net cash provided by operating activities                 17,373,000      13,207,000
                                                               -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property, plant and equipment                       (7,930,000)     (1,627,000)
  Proceeds from disposal of machinery and equipment                  568,000          52,000
  Other assets                                                    (2,857,000)     (2,112,000)
                                                               -------------   -------------
        Net cash used in investing activities                    (10,219,000)     (3,687,000)
                                                               -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock upon exercise of
   options net of related tax benefit                              3,190,000         206,000
  Repurchase of common stock                                     (12,259,000)              -
                                                               -------------   -------------
         Net cash used in financing activities                    (9,069,000)        206,000
                                                               -------------   -------------
  NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                    (1,915,000)      9,726,000
  CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                      28,187,000      14,060,000
                                                               -------------   -------------
  CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 26,272,000    $ 23,786,000
                                                               -------------   -------------
                                                               -------------   -------------

      See accompanying notes to condensed consolidated financial statements.

                                COASTCAST CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 1998, the related condensed consolidated statements of income for the three and nine months and cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 1998 and for the periods then ended.

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

The results of operations for the periods ended September 30, 1998 are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:


                                        September 30,    December 31,
                                            1998             1997
                                        -------------    -----------
Raw materials and supplies              $ 5,972,000      $ 7,578,000
Tooling                                     421,000          540,000
Work-in-process                           6,866,000       12,375,000
Finished goods                              753,000          715,000
                                        -----------      -----------
                                        $14,012,000      $21,208,000
                                        -----------      -----------
                                        -----------      -----------


3. DISCONTINUED OPERATIONS

The plan adopted in October 1993 to phase out the aerospace business was esssentially completed by June 1994, except for the sale of the Wallingford, Connecticut property. In connection with the offering for sale of this property, the Company had an environmental assessment performed, which identified the presence of certain chemicals associated with chlorinated solvents in groundwater beneath a portion of the property. The Company has conducted investigations to determine the source and extent of the contamination. In addition, the Company determined that the certain of the contaminates were present prior to its ownership and entered into a remediation cost sharing agreement with the previous owner of the property. In August 1998, the Company sold the Wallingford, Connecticut property which stipulates that the Company and the previous owner bear the liability to remediate the property. The Company incurred a loss on sale of the property. The loss on sale of the property plus the Company's share of the estimated remediation costs were not adequately covered by the original reserve. As a result, the Company reported a $157,000 loss from discontinued operations, net of income tax benefit, as shown on the condensed consolidated statements of income.

4.  EARNINGS PER SHARE

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

                                   COASTCAST CORPORATION
                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales decreased 28.0% to $31.6 million and increased 6.7% to $120.5 million for the three months and nine months ended September 30, 1998, respectively, from $43.9 million and $112.9 million for the three months and nine months ended September 30, 1997, respectively. The decrease in sales in the quarter was primarily due to a decrease in sales volume of titanium metalwood and iron clubheads. The increase in sales for the nine months ended September 30, 1998 was mainly due to increased sales volume in steel and titanium iron clubheads.

Gross profit decreased 67.0% to $3.1 million and increased 4.7% to $22.4 million for the three months and nine months ended September 30, 1998, respectively, from $9.4 million and $21.4 million for the three months and nine months ended September 30, 1997. Gross profit margins decreased to 10.0% and 18.6% for the three months and nine months ended September 30, 1998 respectively, from 21.3% and 18.9% for the comparable prior year periods, due principally to a slow down in the sales of titanium clubheads coupled with higher than expected costs during the start-up phase of three new innovative product lines.

Selling, general and administrative expense decreased $.8 million, or 24.1%, to $2.4 million for the three months ended September 30, 1998, from $3.1 million for the comparable prior year period. The decrease was due primarily to a decrease in management compensation, partially offset by an increase in legal expenses in connection with a proxy contest initiated by a shareholder which was resolved in early November 1998.

DISCONTINUED OPERATIONS

The plan adopted in October 1993 to phase out the aerospace business was essentially completed by June 1994, except for the sale of the Wallingford, Connecticut property. In connection with the offering for sale of this property, the Company had an environmental assessment performed, which identified the presence of certain chemicals associated with chlorinated solvents in groundwater beneath a portion of the property. The Company has conducted investigations to determine the source and extent of the contamination. In addition, the Company determined that the certain of the contaminates were present prior to its ownership and entered into a remediation cost sharing agreement with the previous owner of the property. In August 1998, the Company sold the Wallingford, Connecticut property which stipulates that the Company and the previous owner bear the liability to remediate the property. The Company incurred a loss on the sale of the property. The loss on sale of the property plus the Company's share of the estimated remediation costs were not adequately covered by the original reserve. As a result, the Company reported a $157,000 loss from discontinued operations, net of income tax benefit, as shown on the condensed consolidated statements of income.

YEAR 2000 CONVERSION

The Company has identified and evaluated changes to its computer systems and applications required to achieve a year 2000 date conversion with no disruption to business operations. Maintenance or modification costs will be expensed as incurred. The total cost of this effort is still being evaluated, but is not expected to be material to the Company. The Company has communicated with others with which it does significant business to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. So far, these inquiries have not revealed any circumstances that would cause a significant disruption to business operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position at September 30, 1998 was $26.3 million compared to $28.2 million on December 31, 1997, an decrease of $1.9 million. Net cash provided by operating activities was $17.4 million for the nine months ended September 30, 1998. The net cash provided by operating activities consisted of net income of $8.5 million, a decrease in inventories of $7.2 million, a decrease in accounts receivables of $2.7 million, depreciation and amortization of $2.4 million, and an increase in deferred compensation of $1.1 million, partially offset by an increase in prepaid expenses and other current assets of $3.9 million and a decrease in accounts payables and accrued liabilities of $1.9 million. Net cash used in investing activities of $10.2 million consisted mainly of $7.9 million of net capital expenditures and an increase in cash value of life insurance of $2.6 million for the nine months ended September 30, 1998. Net cash used by financing activities of $9.1 million consisted mainly of the repurchase of company common stock of $12.3 million offset by proceeds from exercise of stock options of $3.2 million.

On October 25, 1995, the Board of Directors authorized the Company to purchase up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. Under this authorization, the Company purchased 122,400 shares at a cost of $1.4 million during the quarter ended September 30, 1998. As of September 30, 1998, there were 474,000 shares remaining to be purchased under this authorization. In addition, in August 1998, the Board of Directors authorized the repurchase of a block of 925,400 shares in a privately negotiated transaction at a cost of $10.9 million.

The Company has no long-term debt. The Company believes that its current cash position, anticipated working capital generated from future operations and the ability to borrow should be adequate to meet its financing requirements for the foreseeable future.

                               COASTCAST CORPORATION
PART II.  OTHER INFORMATION

Item 5.  Other Information

1. The following business risks, as disclosed in Part II, Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" on Form 10-K for the fiscal year ended December 31, 1997, are hereby incorporated by reference as though set forth fully herein:

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

2. On November 9, 1998, the Company and Jonathan Vannini announced as part of an overall settlement between them that Mr. Vannini had withdrawn his demand for a special meeting of shareholders of the Company and that the litigation between them had been settled. Copies of the joint press release of the Company and Mr. Vannini dated November 9, 1998 and the Agreement dated November 6, 1998 between the Company and Mr. Vannini are included as exhibits to this report, and such press release is incorporated herein by this reference as though fully set forth herein.

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         3.1.1  Articles of Incorporation of the Company, as amended (1)
         3.1.2  Certificate of Amendment of Articles of Incorporation
                filed with the California Secretary of State on December
                6, 1993 (1)
           3.2  Bylaws of the Company (1)
          10.1  Agreement dated November 6, 1998 between the Company and
                Jonathan Vannini
          10.2  Agreement dated November 6, 1998 between the Company and
                Richard W. Mora
          11    Statement re: computation of per share earnings
          27    Financial data schedule
          99.1  Pages 11-13 of Registrant's Annual Report on Form 10-K for the
                year ended December 31, 1997 (incorporated by reference to such
                Form 10-K filed with the Commission)
          99.2  Press release dated November 9, 1998


    (b)  Reports on Form 8-K:

         None
-----------
(1) Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (Registration No. 33-71294) filed on November 17, 1993, Amendment No. 2 filed on December 1, 1993, and Amendment No. 3 filed on December 9, 1993

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 COASTCAST CORPORATION



   November 11, 1998             By /s/ Robert C. Bruning
   -----------------                ----------------------
     Dated                       Robert C. Bruning
                                 Chief Financial Officer (Duly Authorized and
                                 Principal Financial Officer)