Form 10-K405
period 1998-12-31
COASTCAST CORP
filed 1999-03-19
CIK 914479

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                          COMMISSION FILE NUMBER 1-12676

                             -----------------------

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

   ------------------------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                             ON WHICH REGISTERED
       ----------------------                          ---------------------
     COMMON STOCK, NO PAR VALUE                       NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

   ------------------------------------------------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange on March 15, 1999 ($8.500 per share): $52,255,000.

     As of March 15, 1999, 7,934,404 shares of the Common Stock, no par value, of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held June 18, 1999, are incorporated by reference into Part III of this Report.

                              COASTCAST CORPORATION

     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

----------------------------------------------------------------------------------------
PART I                                                                             PAGE
----------------------------------------------------------------------------------------
Item 1.        Business                                                              3
Item 2.        Properties                                                            8
Item 3.        Legal Proceedings                                                     9
Item 4.        Submission of Matters to a Vote of Security Holders                   9

----------------------------------------------------------------------------------------
PART II
----------------------------------------------------------------------------------------
Item 5.        Market for Registrant's Common Equity and Related Stockholder
               Matters                                                              11
Item 6         Selected Financial Data                                              14
Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                            15
Item 8         Financial Statements and Supplementary Data                          19
Item 9.        Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                             19

----------------------------------------------------------------------------------------
PART III
----------------------------------------------------------------------------------------
Item 10.       Directors and Executive Officers of the Registrant                   19
Item 11.       Executive Compensation                                               19
Item 12.       Security Ownership of Certain Beneficial Owners and
               Management                                                           19
Item 13.       Certain Relationships and Related Transactions                       20

----------------------------------------------------------------------------------------
PART IV
----------------------------------------------------------------------------------------
Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K     20

                                       2

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Coastcast Corporation is one of the largest manufacturers in the world of investment-cast titanium and stainless steel golf clubheads for high-quality, premium-priced metal woods, irons and putters. The Company believes it has manufactured more metal wood clubheads for high-quality, premium-priced golf clubs than any other manufacturer. Over the past two decades, golf clubs with perimeter-weighted heads have become much more popular among golfers because such clubs are more forgiving to off-center hits than other types of clubs. The investment-casting process has become the principal method for manufacturing clubheads because it facilitates the use of perimeter weighting designs and modern alloys and enhances manufacturing precision and uniformity. Manufacturing precision is particularly important in the manufacture of an oversized, thin-walled metal wood which can involve more than 200 separate manufacturing steps to produce a clubhead that meets strict standards for size, weight, strength and finish.

     The Company also manufactures a variety of investment-cast orthopedic implants and surgical tools (used principally in replacement of hip and knee joints in humans and small animals) and other specialty products, which products accounted for less than 7% of the Company's total sales for the year ended December 31, 1998.

     In the past three years, golf clubs with titanium alloy heads have become popular. The Company developed the capability of manufacturing titanium clubheads and began shipping titanium clubheads at the end of 1995. Titanium clubheads accounted for approximately 50% and 41% of the Company's total sales in 1997 and 1998, respectively.

     The Company was incorporated as a California corporation in 1980.

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

     The Company has a staff of 12 employees dedicated to sales and customer service. The Company maintains its own internal laboratory for testing of customers' products during the production process. The Company typically delivers finished products to its customers within 10 weeks from receipt of the customer's order during peak production periods, within 6 to 8 weeks during other periods and within several weeks or even several days if necessary to accommodate a customer's need for more rapid delivery. With new products, depending on their complexity, a longer turnaround period may be expected.

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

     The Company's clubheads are included in a variety of leading metal woods, irons and putters, some of which are listed below:

     CALLAWAY
     --------
     GREAT BIG BERTHA HAWKEYE TITANIUM METAL WOODS
     GREAT BIG BERTHA TITANIUM METAL WOODS
     BIG BERTHA STEELHEAD METAL WOODS
     BIG BERTHA WARBIRD METAL WOODS
     GREAT BIG BERTHA TUNGSTEN TITANIUM IRONS
     X12 BIG BERTHA IRONS
     BIG BERTHA IRONS
     TOUR SERIES WEDGES
     BIG BERTHA BLADE PUTTERS
     S2H2 PUTTERS
     BOBBY JONES PUTTERS

     CLEVELAND
     ---------
     8T TOUR ACTION TITANIUM METAL WOODS
     TA3 IRONS
     RTG WEDGES
     588 WEDGES
     691 WEDGES
     485 WEDGES

     COBRA
     -----
     KING COBRA TOUR TITANIUM METALWOODS
     KING COBRA OFFSET TITANIUM METALWOODS
     TRUSTY RUSTY PWR WEDGES
     BOBBY GRACE PUTTERS

     ODYSSEY
     -------
     DUAL FORCE BLADE PUTTERS
     DF ROSSIE MALLET PUTTERS
     DUAL FORCE WEDGES
     VARIABLE DUROMETER PUTTERS


     TAYLOR MADE
     -----------
     FIRESOLE TITANIUM METAL WOODS
     TITANIUM BUBBLE 2 IRONS
     BURNER BUBBLE TITANIUM 2 METAL WOODS
     TITANIUM 2 FAIRWAY RAYLORS
     TOUR WOODS
     BURNER BUBBLE 2 METAL WOODS
     BURNER TOUR IRONS
     LCG IRONS


     TITLEIST
     --------
     975D/976R TITANIUM METAL WOODS
     STARSHIP METAL WOODS
     DCI 981 & 981 SL IRONS
     DCI 962 IRONS
     OVERSIZE PLUS IRONS
     962 "BLADE" IRONS
     BOB VOKEY WEDGES

     NEVER COMPROMISE
     ----------------
     ALPHA PUTTERS
     BETA PUTTERS
     GAMMA PUTTERS
     DELTA PUTTERS
     ALPHA II PUTTERS
     KAPPA PUTTERS


     PING
     ----
     ISI TITANIUM METAL WOODS


GOLF PRODUCT CUSTOMERS

     Over the past fifteen years, the Company has supplied investment-cast clubheads for metal woods, irons and putters to a majority of the top golf companies which produce high-quality, premium-priced golf clubs. Most golf club companies source the three principal components of a golf club--the clubhead, shaft, and grip--from independent suppliers which manufacture these components based on the golf club companies' designs and specifications. The Company currently is a major supplier of stainless steel and titanium clubheads to Callaway Golf Company, which is the producer of the Big Bertha line of steel metal woods and irons and the Great Big Bertha titanium metal woods and irons, and Odyssey putters and wedges, since its acquisition by Callaway in August 1997. In addition, the Company is a supplier of investment-cast steel and titanium clubheads for companies which market the Titleist, Taylor Made, Cleveland, Cobra, Never Compromise, Wilson and Daiwa brands of golf clubs.

     Substantially all of the clubheads manufactured by the Company are used in high-quality, premium-priced golf clubs. The Company believes that a substantial portion of the clubheads manufactured by it are incorporated in clubs sold in North America, although an increasing portion of the Company's clubheads are incorporated in clubs sold in parts of Asia, Europe and other parts of the world. Historically, a limited number of golf club companies have held a very substantial portion of the total market share for high-quality, premium-priced golf clubs in North America. Currently, some of the more popular high-quality, premium-priced clubs are Callaway metal woods and irons; Taylor Made metal woods and irons; Titleist metal woods, irons and putters; Odyssey putters; Wilson metal woods, irons and putters; and Cobra metal woods. Several of these golf clubheads are marketed by customers of the Company. Callaway (including Odyssey after its acquisition by Callaway in August 1997) accounted for 49%, 34% and 46% of the Company's total sales in 1998, 1997 and 1996, respectively. Fortune Brands (formerly American Brands, owner of Titleist and Cobra) accounted for 22% and 12% of the Company's total sales in 1998 and 1997, respectively. Taylor Made accounted for 14%, 23% and 18% of the Company's total sales in 1998, 1997 and 1996, respectively.

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

     The Company also competes against golf club companies that internally produce clubheads for their clubs. The Company believes that one of the largest dozen golf club companies, Karsten Manufacturing Co., which produces the Ping brand of clubs, manufactures substantially all of the investment-cast steel clubheads for use in its own clubs. The Company believes that this golf club company produces clubheads for its own use only and does not currently compete with the Company for the business of other golf club companies. However, Karsten Manufacturing Co. has purchased some golf clubheads for its Ping brand from the Company.

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

EMPLOYEES

     As of December 31, 1998, the Company employed 3,072 persons on a full-time basis. Of these employees, 2,163 and 184 were employed by Coastcast Corporation, S.A. and Coastcast Tijuana S. de R. L. de C. V., respectively, the Mexican subsidiaries of the Company. The Company considers its employee relations to be good.

     The production and maintenance employees in the Gardena, California facility are represented by the United Steelworkers of America. There were 130 such employees as of December 31, 1998. The collective bargaining agreement for such employees was effective May 12, 1997, and will expire on May 11, 2000.

ORTHOPEDIC IMPLANTS AND SPECIALTY PRODUCTS

     The Company also manufactures orthopedic implants and surgical tools (used principally for replacement of hip and knee joints in humans and small animals) and other specialty products. The Company believes that the engineering and manufacturing discipline required to manufacture these products has contributed to the Company's ability to manufacture golf products.

     The Company is endeavoring to develop its steel, titanium, and other alloy investment casting capabilities to potential customers in other commercial and industrial businesses outside of the golf business. At this stage, the Company cannot predict which product opportunities will result in profitable sales, and whether volumes will be significant.

     The Company believes that its principal competitors in this business are Precision Castparts Corporation and PED Manufacturing.

TERMINATION OF CHINA JOINT VENTURE

     In December 1998, the Company entered into a joint venture agreement with a company in Taiwan to establish a new golf clubhead manufacturing plant in mainland China. That joint venture agreement has since been terminated. The parties concluded that current market conditions were not sufficiently stable to proceed with joint ownership of a new plant in China. The Company incurred no costs in connection with the terminated joint venture other than legal, accounting and administrative costs which were not material.

DISCONTINUED OPERATIONS

     The Company historically manufactured investment-cast aerospace and other industrial products in addition to golf clubheads and orthopedic implant products. In October 1993, the Company announced its decision to discontinue its aerospace business because of declining sales and operating losses on this portion of its business. This business was essentially phased out by June 1994. In connection with the offering for sale of the Wallingford, Connecticut property, the Company had an environmental assessment performed, which identified the presence of certain chemicals associated with chlorinated solvents in groundwater beneath a portion of the property. The Company conducted investigations to determine the source and extent of the contamination. In addition, the Company determined that certain of the contaminates were present prior to its ownership and entered into a remediation cost sharing agreement with the previous owner of the property. In August 1998, the Company sold the Wallingford, Connecticut property, under an agreement which stipulates that the Company and the previous owner bear the liability to remediate the property. The Company incurred a loss on the sale of the property. The loss on sale of the property plus the Company's share of the estimated remediation costs were not adequately covered by the original reserve. As a result, the Company reported a $157,000 loss from discontinued operations, net of income tax benefit, as shown on the Consolidated Statements of Income.

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

     Clubhead polishing and finishing operations are conducted in facilities leased by the Company's subsidiary in Mexicali, Mexico under four lease agreements, comprising an aggregate of approximately 141,000 square feet. Three of the leases expire in December 2003, and the other lease expires in June 2001.

     The Company intends to move most of its steel casting operations to a 186,000 square foot leased investment casting facility for steel products in Tijuana, Mexico. The facility is currently operational. The Company has options to lease sites contiguous to the property as needed for future growth.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is a party to legal actions arising in the ordinary course of business, none of which, individually or in the aggregate, in the opinion of management, after consultation with counsel, will have a material adverse effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                            AGE      POSITION
----                            ---      --------
Hans H. Buehler                  66       Chairman of the Board and Chief Executive
                                           Officer
Robert C. Bruning                56       Chief Financial Officer and Secretary
Ramon F. Ibarra                  46       Vice President, Manufacturing
Bryan Rolfe                      45       Vice President, New Product Development
Kathleen H. Wainwright           34       Vice President, Sales

     Mr. Buehler is one of the founders of the Company and has been Chairman of the Board since the Company's inception in 1980. Prior to founding the Company, he was President of the Rex Precision Products Division of Alco Standard Corporation, a competitor of the Company that was acquired by the Company in 1987. Mr. Buehler has more than 40 years of experience in the investment-casting business, including more than 30 years of experience in the manufacture of golf clubheads.

     Mr. Bruning joined the Company in May 1996. From 1989 to 1996, he was Chief Financial Officer of Zacky Farms, Inc., a producer of poultry products. From 1986 to 1988, Mr. Bruning was a partner at Coopers & Lybrand, LLP. Prior to that time he worked for Arthur Andersen, LLP for 19 years, 9 of which he served as a partner.

     Mr. Ibarra joined the Company in June 1981. Since 1989, he has served as Vice President, Manufacturing of the golf operations of the Company. Prior to such time, he served as the production manager for the Company with respect to all phases of its business and as the plant manager at the facility located in Rancho Dominguez, California.

     Mr. Rolfe joined the Company in July 1998. From 1997 to June 1998, he was a consultant and President of Slotline Golf Company. From 1995 to 1997, he was the President and Chief Operating Officer of Cleveland Golf Company. Mr. Rolfe worked 20 years at Salomon North America in a variety of management positions, including Director of Operations and Finance from 1991 to 1995.

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

FISCAL YEAR                                       HIGH          LOW
-----------                                      -------      -------
1997
           First Quarter                         $20 1/2       $12 1/2
           Second Quarter                         14 3/8         9 3/4
           Third Quarter                          15 3/4        10 3/4
           Fourth Quarter                         17 7/16       13 1/8
1998
           First Quarter                          22 5/8        13 3/8
           Second Quarter                         25            16 1/4
           Third Quarter                          19 5/8         8 3/8
           Fourth Quarter                          9 11/16       6 5/8


The approximate number of record holders of common stock of the Company as of March 15, 1999 was 174.

DIVIDENDS

     The Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

STOCK REPURCHASE

     On October 25, 1995, the Board of Directors authorized the Company to purchase up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. Under this authorization, the Company purchased 139,400 shares at a cost of $1.5 million for the year ended December 31, 1998. As of December 31, 1998, there were 457,000 shares remaining to be purchased under this authorization. In addition, in August 1998, the Board of Directors authorized the repurchase of a block of 925,400 shares in a privately negotiated transaction at a cost of $10.9 million.

BUSINESS RISKS

     CUSTOMER CONCENTRATION. The Company's sales have been and very likely will continue to be concentrated among a small number of customers. Sales to as few as three customers accounted for 85% of sales during the year ended December 31, 1998 and sales to four customers accounted for 84% of sales during the years ended December 31, 1997 and 1996. Sales to the Company's top customer, Callaway Golf Company (including Odyssey Golf after its acquisition by Callaway in August 1997) accounted for 49% of sales for the year ended December 31, 1998.

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

     HAZARDOUS WASTE. In the ordinary course of its manufacturing process, the Company uses hazardous substances and generates hazardous waste. The Company has no material liabilities as of December 31, 1998 under environmental laws and regulations, and believes that its operations are in substantial compliance with applicable laws and regulations. Nevertheless, no assurance can be given that the Company will not encounter environmental problems or incur environmental liabilities in the future which could adversely affect its business. See also Item 1. Business - Discontinued Operations.

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


                                                                      YEARS ENDED DECEMBER 31,
                                                 ----------------------------------------------------------------
                                                 1998          1997           1996            1995           1994
                                                 ----          ----           ----            ----           ----
                                                                  (IN THOUSANDS, EXCEPT SHARE DATA)
Consolidated Statement of
   Income Data (1):
   Sales                                         $144,560       $149,515       $148,257       $76,001        $90,590
   Gross Profit                                    22,365         28,533         33,826        12,914         22,746
   Income from operations                          11,971         17,776         24,454         5,941         15,317
   Income from continuing operations
     before class action lawsuit
     settlement expense and income taxes           13,504         18,751         25,496         7,488         16,242
Class action lawsuit settlement expense               -0-            -0-            -0-         2,075            -0-
Income from Continuing
   Operations Data:
   Income before income taxes                      13,504         18,751         25,496         5,413         16,242
   Income taxes                                     5,672          7,875         10,430         2,114          6,420
   Income from continuing operations                7,832         10,876         15,066         3,299          9,822
Income from Continuing Operations Per
Share--Basic                                     $   0.91       $   1.24       $   1.72       $  0.36        $  1.10
                                                 --------       --------       --------       -------        -------
                                                 --------       --------       --------       -------        -------
Income from Continuing Operations Per
Share--Diluted                                   $   0.89       $   1.22       $   1.67       $  0.36        $  1.08
                                                 --------       --------       --------       -------        -------
                                                 --------       --------       --------       -------        -------
Weighted Average Shares Outstanding--Basic          8,638          8,798          8,773         9,045          8,926
                                                 --------       --------       --------       -------        -------
                                                 --------       --------       --------       -------        -------
Weighted Average Shares Outstanding--Diluted        8,837          8,924          9,038         9,099          9,113
                                                 --------       --------       --------       -------        -------
                                                 --------       --------       --------       -------        -------


                                                        AS OF DECEMBER 31,
                                 ----------------------------------------------------------------
                                 1998          1997          1996         1995         1994
                                 ----          ----          ----         ----         ----
                                                          (IN THOUSANDS)

Consolidated Balance Sheet
   Data (1):
   Working Capital               $46,717       $56,795       $44,800       $34,788     $37,475
   Total Assets                   83,673        90,025        76,100        58,908      56,821
   Total debt, including
     current portion                 -0-           -0-           -0-           -0-         -0-
   Deferred compensation             295         1,614           438           -0-         -0-
   Shareholders' equity           77,142        78,391        66,487        50,252      51,076

(1) In October 1993, the Company announced its decision to discontinue its aerospace business. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated operating results expressed in thousands of dollars and as a percentage of sales.

                                                YEARS ENDED DECEMBER 31,
                             --------------------------------------------------------------
                                    1998                  1997                 1996
                                    ----                  ----                 ----
                             AMOUNT      PERCENT    AMOUNT     PERCENT   AMOUNT     PERCENT
                             ------      -------    ------     -------   ------     -------
Sales                        $144,560     100.0     $149,515   100.0     $148,257    100.0
Cost of sales                 122,195      84.5      120,982    80.9      114,431     77.2
Gross profit                   22,365      15.5       28,533    19.1       33,826     22.8
Selling, general
   and administrative          10,394       7.2       10,757     7.2        9,372      6.3
Income from continuing
   operations                  11,971       8.3       17,776    11.9       24,454     16.5
Other income, net               1,533       1.1          975     0.6        1,042       .7
Income from continuing
   operations before
   income taxes                13,504       9.3       18,751    12.5       25,496     17.2


YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Sales decreased $4.9 million, or 3%, to $144.6 million for 1998 from $149.5 million for 1997. Increases in sales of steel alloy metal woods and irons were more than offset by the decrease is sales of titanium alloy clubheads and steel alloy putters. Titanium clubhead sales represented 41% and 50% of total sales for 1998 and 1997, respectively. Sales to Callaway Golf Company, including sales to Odyssey Golf after its acquisition by Callaway Golf Company in August 1997, represented 49% of total sales for 1998 compared to 34% in 1997. There is no assurance that sales to Callaway will represent similar percentages of total sales in the future.

     Gross profit decreased $6.1 million, or 21%, to $22.4 million for 1998 from $28.5 million for 1997. The gross profit margin decreased to 16% in 1998 from 19% in 1997. The decrease in gross margin was due principally to the significant decrease in the manufacturing volume of titanium clubheads during the last half of 1998, higher costs and lower yields relating to the start-up of three new products lines and start-up expenses related to the Tijuana plant. There was no gross profit for the quarter ended December 31, 1998 compared to $7.2 million for the comparable quarter in 1997. The gross profit margin decreased to 0% in the fourth quarter 1998 versus 20% in the fourth quarter of 1997. This decrease was principally due to the decrease in sales volume coupled with the negative effect of write-downs of inventory and non-producing assets and the start-up of the Tijuana plant.

     Selling, general and administrative expense decreased by $.4 million, or 4%, to $10.4 million for 1998 from $10.8 million for 1997. The decrease in selling, general and administrative expense was due primarily to decreased expenses related to the reversal of most of the prior years' accrual for the supplemental executive retirement program, partially offset by an increase in severance pay and legal fees and settlement costs related to a threatened proxy contest which was resolved in the fourth quarter.

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

DISCONTINUED OPERATIONS

     The Company historically manufactured investment-cast aerospace and other industrial products in addition to golf clubheads and orthopedic implant products. In October 1993, the Company announced its decision to discontinue its aerospace business because of declining sales and operating losses on this portion of its business. This business was essentially phased out by June 1994. In connection with the offering for sale of the Wallingford, Connecticut property, the Company had an environmental assessment performed, which identified the presence of certain chemicals associated with chlorinated solvents in groundwater beneath a portion of the property. The Company conducted investigations to determine the source and extent of the contamination. In addition, the Company determined that certain of the contaminates were present prior to its ownership and entered into a remediation cost sharing agreement with the previous owner of the property. In August 1998, the Company sold the Wallingford, Connecticut property, under an agreement which stipulates that the Company and the previous owner bear the liability to remediate the property. The Company incurred a loss on the sale of the property. The loss on sale of the property plus the Company's share of the estimated remediation costs were not adequately covered by the original reserve. As a result, the Company reported a $.2 million loss from discontinued operations, net of income tax benefit, as shown on the Consolidated Statements of Income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents position at December 31, 1998 was $27.6 million compared to $28.2 million on December 31, 1997, a decrease of $.6 million. Net cash provided by operating activities was $19.1 million for the year ended December 31, 1998. Net income of $7.7 million, depreciation and amortization of $3.4 million, and a decrease in receivables and inventory of $16.2 million, were partially offset by an increase in prepaids and other current assets of $4.4 million, decrease in payables and accrued liabilities of $3.8 million and a decrease in deferred compensation of $1.3 million. Investing activities of $10.6 million consist primarily of $8.8 million of net capital expenditures and the purchase of Company-owned cash surrender value life insurance policies on certain key employees of $2.7 million. Net cash used by financing activities of $9.2 million consists mainly of the repurchase of Company common stock of $12.4 million partially offset by proceeds from exercise of stock options of $3.2 million including related tax benefits.

     The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5 million and which had no outstanding balance at December 31, 1998. This line of credit, which expires on June 1, 1999, bears interest at the bank's prime rate or LIBOR plus 2%.

     On October 25, 1995, the Board of Directors authorized the Company to purchase up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. Under this authorization, the Company purchased 139,400 shares at a cost of $1.5 million for the year ended December 31, 1998. As of December 31, 1998, there were 457,000 shares remaining to be purchased under this authorization. In addition, in August 1998, the Board of Directors authorized the repurchase of a block of 925,400 shares in a privately negotiated transaction at a cost of $10.9 million.

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


                                                YEAR ENDED                                        YEAR ENDED
                                             DECEMBER 31, 1998                                 DECEMBER 31, 1997
                                 --------------------------------------------------------------------------------------------
                                   1ST        2ND         3RD          4TH          1ST         2ND         3RD         4TH
                                 QUARTER    QUARTER     QUARTER      QUARTER      QUARTER     QUARTER     QUARTER     QUARTER
                                 -------    -------     -------      -------      -------     -------     -------     -------
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales                            $45,321    $43,588     $31,627      $24,024      $29,001     $39,938     $43,935     $36,641
Gross profit (loss)                9,649      9,580       3,147          (11)       4,025       7,982       9,369       7,157
Income (loss) before
taxes                              6,928      6,903       1,175       (1,502)       2,013       4,907       6,449       5,382
Provision for income
taxes                              2,910      2,899         493         (630)         815       2,091       2,709       2,260
Income from
continuing
 operations                        4,018      4,004         682         (872)       1,198       2,816       3,740       3,122
Loss from
discontinued
 operations                          -0-        -0-        (157)         -0-          -0-         -0-         -0-         -0-
Net income                         4,018      4,004         525         (872)       1,198       2,816       3,740       3,122

Net income per share - basic         .45        .44         .06         (.11)         .14         .32         .43         .35
Net income per share - diluted       .44        .42         .06         (.11)         .13         .32         .42         .35


     The Company's customers have historically built inventory in anticipation of purchases by golfers in the spring and summer, the principal selling season for golf equipment. The Company's operating results have been impacted by seasonal demand for golf clubs, which generally results in higher sales during the six month period that include the second and third quarters. The timing of large new product orders from customers and fluctuations in demand due to a sudden increase or decrease in popularity of specific golf clubs have contributed to quarterly or other periodic fluctuations. No assurances can be given, however, that these factors will mitigate the impact of seasonality.

BACKLOG

     As of December 31, 1998, the Company had a backlog of approximately $25.4 million as compared to a backlog of approximately $52.2 million as of December 31, 1997. The Company believes that its current backlog is scheduled to be shipped in the ensuing four months. Although many of the Company's customers release purchase orders months prior to the requested delivery date, these orders are generally cancelable without penalty provided that no production has commenced. If production has commenced, an order is cancelable upon payment of the cost of production. Historically, the Company's backlog generally has been the highest in the second and third quarters due principally to seasonal factors. Backlog is not necessarily indicative of future operating results.

YEAR 2000 CONVERSION

     The Company has identified issues, developed plans and is working to resolve the potential impact of the year 2000 on its business operations and the ability of its computerized information systems to accurately process information that may be date sensitive. Problems might occur if any of its programs recognize a date using "00" as the year 1900 rather than the year 2000.

     The Company utilizes a number of computer programs. The primary information technology systems it utilizes are (1) the customer order and backlog system, and (2) the accounting and financial systems which include general ledger, accounts payable, accounts receivable, billing and collection, inventory value and location, and fixed assets. The Company believes that its customer order and backlog, and accounting and financial systems will be year 2000 compliant in a timely manner and will not be materially impacted by the year 2000. The maintenance and modifications to these programs are not material and are expensed as incurred. The Company has an experienced and dedicated staff to perform the functions identified and is reasonably confident that it will be year 2000 compliant in a timely manner.

     The Company has sent questionnaires to its major customers and suppliers. So far, approximately 75% of the major customers and suppliers have responded to the questionnaire and have revealed no circumstances that would cause a significant disruption to business operations.

     The Company's largest three customers represented 85% of sales for the year ended December 31, 1998. Should any one of these customers experience significant business interruption relating to non-year 2000 compliance, the Company could be materially impacted. To the extent that the Company relies on other third parties, such as banking institutions and major suppliers who are unable to address their year 2000 issues in a timely manner, the Company could be materially impacted.

     Based on the information collected to date, the Company does not believe that the cost of addressing the year 2000 issues will have material adverse impact on its financial position. The Company does not have a formal contingency plan but the Company plans to devote the resources required to resolve significant year 2000 issues in a timely manner. The Company maintains disaster recovery plans in the event of system failures, which include regular backup of historical information.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item with respect to directors is incorporated herein by reference to the information contained under the caption "Nomination and Election of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 18, 1999, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1998. Information with respect to executive officers is included in Part I of this Report. The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained under the caption "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 18, 1999, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the information contained under the caption "Executive Compensation and Other Information" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 18, 1999, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the information contained under the captions "Voting Securities and Principal Shareholders" and "Stock Ownership of Management" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 18, 1999, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1998.

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

(b)  REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of 1998.

                                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 1999             COASTCAST CORPORATION



                                  By: /s/  HANS H. BUEHLER
                                      ---------------------------------
                                      Hans H. Buehler, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 15, 1999.

        SIGNATURE                                         TITLE


/s/ HANS H. BUEHLER
------------------------
Hans H. Buehler               Chairman of the Board and Chief Executive
                              Officer (Principal Executive Officer)

/s/ ROBERT C. BRUNING
------------------------
Robert C. Bruning             Chief Financial Officer and Secretary
                              (Principal Financial and Accounting Officer)

/s/ ROBERT L. GATES
------------------------
Robert L. Gates               Director


/s/ EDWIN A. LEVY
------------------------
Edwin A. Levy                 Director


/s/ LEE E. MIKLES
------------------------
Lee E. Mikles                 Director


/s/ JONATHAN P. VANNINI
------------------------
Jonathan P. Vannini           Director

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS                                                 PAGE NUMBER
---------------------------------                                                 -----------

Independent Auditors' Report                                                           23
Consolidated Balance Sheets as of December 31, 1998 and 1997                           24
Consolidated Statements of Income for the years ended December 31, 1998, 1997
     and 1996                                                                          25
Consolidated Statements of Shareholders' Equity for the years ended December 31,
     1996, 1997 and 1998                                                               26
Consolidated Statements of Cash Flows for the years ended December 31, 1998,
     1997 and 1996                                                                     27
Notes to Consolidated Financial Statements                                             28

SCHEDULES

Independent Auditors' Report                                                           39
Schedule II--Valuation and Qualifying Accounts for the years ended December 31,
     1996, 1997 and 1998                                                               40

                                       22

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Coastcast Corporation:

We have audited the accompanying consolidated balance sheets of Coastcast Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coastcast Corporation and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 9, 1999

                              COASTCAST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                DECEMBER 31,
                                                                        --------------------------------
                                                                           1998                 1997
                                                                        -----------          -----------
                                   A S S E T S
Current assets:
   Cash and cash equivalents (Note 1)                                   $27,551,000          $28,187,000
   Trade accounts receivable, net of allowance for doubtful
     accounts of $600,000 and $500,000 at December 31, 1998
     and 1997, respectively (Note 1)                                      7,556,000           12,893,000
   Inventories (Notes 1 and 3)                                           10,326,000           21,208,000
   Prepaid income taxes                                                   4,011,000                    -
   Prepaid expenses and other current assets                              2,378,000            2,019,000
   Deferred income taxes (Notes 1 and 8)                                  1,131,000            1,597,000
   Net assets of discontinued operations (Note 1 and 2)                           -              911,000
                                                                        -----------          -----------
       Total current assets                                              52,953,000           66,815,000
Property, plant and equipment, net (Notes 1 and 4)                       24,116,000           19,079,000
Cash surrender value of  life insurance (Note 7)                          6,215,000            3,529,000
Other assets                                                                389,000              602,000
                                                                        -----------          -----------
                                                                        $83,673,000          $90,025,000
                                                                        -----------          -----------
                                                                        -----------          -----------

           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                     $ 2,804,000          $ 4,986,000
   Accrued liabilities (Note 6)                                           3,432,000            5,034,000
                                                                        -----------          -----------
       Total current liabilities                                          6,236,000           10,020,000
Deferred compensation (Note 7)                                              295,000            1,614,000
                                                                        -----------          -----------
       Total liabilities                                                  6,531,000           11,634,000
Commitments and contingencies (Notes 2, 7 and 9)
Shareholders' Equity (Notes 1 and 10):
   Preferred stock, no par value, 2,000,000 shares authorized;
      none issued and outstanding
   Common stock, no par value, 20,000,000 shares authorized;
      7,989,404 and 8,849,005 shares issued and outstanding as of
      December 31, 1998 and 1997, respectively                           30,309,000           39,233,000
   Retained earnings                                                     46,833,000           39,158,000
                                                                        -----------          -----------
       Total shareholders' equity                                        77,142,000           78,391,000
                                                                        -----------          -----------
                                                                        $83,673,000          $90,025,000
                                                                        -----------          -----------
                                                                        -----------          -----------

          See accompanying notes to consolidated financial statements.

                              COASTCAST CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    YEARS ENDED DECEMBER 31,
                                                    ------------------------------------------------------
                                                          1998                 1997                1996
                                                    -------------        -------------       -------------
Sales (Notes 1 and 12)                              $144,560,000         $149,515,000        $148,257,000
Cost of sales                                        122,195,000          120,982,000         114,431,000
                                                    ------------         ------------        ------------
Gross profit                                          22,365,000           28,533,000          33,826,000
Selling, general and administrative                   10,394,000           10,757,000           9,372,000
                                                    ------------         ------------        ------------
Income from operations                                11,971,000           17,776,000          24,454,000
Other income, net                                      1,533,000              975,000           1,042,000
                                                    ------------         ------------        ------------
Income before income taxes                            13,504,000           18,751,000          25,496,000
Provision for income taxes (Notes 1 and 8)             5,672,000            7,875,000          10,430,000
                                                    ------------         ------------        ------------
Income from continuing operations                      7,832,000           10,876,000          15,066,000
Loss from discontinued operations (net
of income tax benefit of $113,000 - Notes 1 and 2)      (157,000)                   -                   -
                                                    ------------         ------------        ------------
Net income                                          $  7,675,000         $ 10,876,000        $ 15,066,000
                                                    ------------         ------------        ------------
                                                    ------------         ------------        ------------


NET INCOME PER SHARE (Notes 1 and 11)
Income from continuing operations per
share -  basic                                      $        .91         $       1.24        $       1.72
Discontinued operations per share - basic                   (.02)                   -                   -
                                                    ------------         ------------        ------------
Net income per share - basic                        $        .89         $       1.24        $       1.72
                                                    ------------         ------------        ------------
                                                    ------------         ------------        ------------
Weighted average shares outstanding                    8,637,724            8,797,734           8,772,815
                                                    ------------         ------------        ------------
                                                    ------------         ------------        ------------

Income from continuing operations per share -
  diluted                                           $        .89         $       1.22        $       1.67
Discontinued operations per share - diluted                 (.02)                   -                   -
                                                    ------------         ------------        ------------
Net income per share - diluted                      $        .87         $       1.22        $       1.67
                                                    ------------         ------------        ------------
                                                    ------------         ------------        ------------
Diluted weighted average shares outstanding            8,837,304            8,924,262           9,038,223
                                                    ------------         ------------        ------------
                                                    ------------         ------------        ------------

          See accompanying notes to consolidated financial statements.

                              COASTCAST CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                               COMMON STOCK
                                                       -----------------------------------
                                                          NUMBER OF
                                                            SHARES              AMOUNT        RETAINED EARNINGS         TOTAL
                                                       ---------------        ------------    -----------------     ------------
BALANCE AT JANUARY 1, 1996                                   8,734,694         $37,036,000          $13,216,000     $ 50,252,000
     Net income                                                                                      15,066,000       15,066,000
     Stock options exercised, including related
        tax benefit (Note 10)                                   56,996             834,000                               834,000
     Director compensatory stock options                                           269,000                               269,000
     Stock options granted to non-employee (Note 10)                               269,000                               269,000
     Repurchase of common stock                                (13,800)           (203,000)                             (203,000)
                                                       ---------------         -----------        -------------     ------------
BALANCE AT DECEMBER 31, 1996                                 8,777,890          38,205,000           28,282,000       66,487,000
     Net income                                                                                      10,876,000       10,876,000
     Stock options exercised, including related
        tax benefit (Note 10)                                   71,115             759,000                               759,000
     Director compensatory stock options                                           269,000                               269,000
                                                       ---------------         -----------        -------------     ------------
BALANCE AT DECEMBER 31, 1997                                 8,849,005          39,233,000           39,158,000       78,391,000
     Net income                                                                                       7,675,000        7,675,000
     Stock options exercised, including related
        tax benefit (Note 10)                                  205,199           3,184,000                             3,184,000
     Director compensatory stock options                                           269,000                               269,000
     Repurchase of common stock                             (1,064,800)        (12,377,000)                          (12,377,000)
                                                       ---------------         -----------        -------------     ------------
BALANCE AT DECEMBER 31, 1998                                 7,989,404         $30,309,000          $46,833,000     $ 77,142,000
                                                       ---------------         -----------        -------------     ------------
                                                       ---------------         -----------        -------------     ------------



          See accompanying notes to consolidated financial statements.

                              COASTCAST CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------
                                                                      1998             1997              1996
                                                                  -------------    -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                        $ 7,675,000    $10,876,000      $ 15,066,000
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                     3,375,000      2,838,000         2,479,000
    Loss on disposal of property, plant and equipment                 1,001,000        305,000            79,000
    Change in accrual for disposal of aerospace business               (701,000)      (180,000)         (214,000)
    Deferred compensation                                            (1,319,000)     1,176,000           438,000
    Deferred income taxes                                               765,000       (656,000)          479,000
    Non-employee director compensatory stock options                    269,000        269,000           269,000
    Changes in operating assets and liabilities:
      Trade accounts receivable                                       5,337,000     (1,110,000)       (4,585,000)
      Inventories                                                    10,882,000        452,000       (14,049,000)
      Prepaid expenses and other current assets                      (4,370,000)     2,781,000        (2,057,000)
      Accounts payable and accrued liabilities                       (3,784,000)       845,000           519,000
                                                                   ------------    -----------      ------------
        Net cash provided by (used in) operating activities          19,130,000     17,596,000        (1,576,000)
                                                                   ------------    -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net sales of short-term investments                                    -              -             14,718,000
  Purchase of property, plant and equipment                          (8,787,000)    (2,127,000)       (7,653,000)
  Proceeds from disposal of property, plant and equipment               687,000         76,000           138,000
  Purchase of life insurance policies and other assets               (2,473,000)    (2,177,000)       (1,704,000)
                                                                   ------------    ------------     ------------
        Net cash (used in) provided by investing activities         (10,573,000)    (4,228,000)        5,499,000
                                                                   ------------    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Stock options granted to non-employee                                  -              -                269,000
  Proceeds from issuance of common stock upon exercise of
    options, including related tax benefit                            3,184,000        759,000           834,000
  Repurchase of common stock                                        (12,377,000)        -               (203,000)
                                                                    -----------    -----------      ------------
        Net cash (used in) provided by financing activities          (9,193,000)       759,000           900,000
                                                                    -----------    -----------      ------------

NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                                     (636,000)    14,127,000         4,823,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     28,187,000     14,060,000         9,237,000
                                                                    -----------    -----------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $27,551,000    $28,187,000      $ 14,060,000
                                                                    -----------    -----------      ------------
                                                                    -----------    -----------      ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for income taxes                      $   8,546,000    $ 5,544,000      $ 10,500,000
                                                                    -----------    -----------      ------------
                                                                    -----------    -----------      ------------


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

     ORGANIZATION AND OPERATIONS--Coastcast Corporation is incorporated under the laws of the State of California. The Company's principal business is the production of investment-cast golf clubheads, and precision investment castings and related engineering for the medical industry. The Company sells its products to customers of varying strength and financial resources, principally located in the United States. The Company's wholly owned subsidiaries are incorporated under the laws of the Mexican maquiladora program and its principal activities are the production of golf clubheads.

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

     CONCENTRATION OF CREDIT RISK--The Company's financial instruments that are exposed to credit risk consist primarily of accounts receivable. The Company grants credit to substantially all of its customers, performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for potential credit losses. See also Note 12.

     INVENTORIES--Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

     PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation and amortization are provided using primarily straight-line methods over the estimated useful lives of the related assets as follows:

              Machinery and equipment                              5-7 years
              Building and improvements                           5-31 years
              Furniture, fixtures and computers                    3-7 years
              Autos and trucks                                     5-7 years

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

     EARNINGS PER SHARE--Basic net income per share is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock outstanding and dilutive potential common equivalent shares from stock options (using the treasury stock method).

     FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments.

     RECLASSIFICATIONS--Certain prior year balances have been restated to reflect current year classifications.

     ACCOUNTING PRONOUNCEMENT--In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company's required adoption date is January 1, 2000. The Company has not yet evaluated the impact of SFAS No. 133 on its results of operations or financial position but believes that the effect of the adoption of Statement No. 133 will not be material.

2.  DISCONTINUED OPERATIONS

     The plan adopted in October 1993 to phase out the aerospace business was essentially completed by June 1994. In connection with the offering for sale of the Wallingford, Connecticut property, the Company had an environmental assessment performed, which identified the presence of certain chemicals associated with chlorinated solvents in groundwater beneath a portion of the property. The Company conducted investigations to determine the source and extent of the contamination. In addition, the Company determined that certain of the contaminates were present prior to its ownership and entered into a remediation cost sharing agreement with the previous owner of the property. In August 1998, the Company sold the Wallingford, Connecticut property, under an agreement which stipulates that the Company and the previous owner bear the liability to remediate the property. The Company incurred a loss on the sale of the property. The loss on sale of the property plus the Company's share of the estimated remediation costs were not adequately covered by the original reserve. As a result, the Company reported a $157,000 loss from discontinued operations, net of income tax benefit, as shown on the Consolidated Statements of Income.

3.  INVENTORIES

     Inventories consist of the following:

                                                  DECEMBER 31,
                                          -----------------------------
                                              1998              1997
                                          -----------       -----------
         Raw materials and supplies       $ 5,137,000       $ 7,578,000
         Tooling                              225,000           540,000
         Work-in-process                    4,019,000        12,375,000
         Finished goods                       945,000           715,000
                                          -----------       -----------
                                          $10,326,000       $21,208,000
                                          -----------       -----------
                                          -----------       -----------

     Included above are costs incurred for the production of tooling which is subsequently sold to customers upon acceptance of the first production unit.

4.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                                  1998              1997
                                                              -----------       -----------

         Land                                                 $ 2,186,000       $ 2,186,000
         Buildings and improvements                             9,945,000         7,436,000
         Machinery and equipment                               27,861,000        22,656,000
         Autos and trucks                                         857,000           786,000
         Furniture, fixtures and computers                      3,078,000         2,669,000
                                                              -----------       -----------
                                                               43,927,000        35,733,000
         Less accumulated depreciation and amortization        19,811,000        16,654,000
                                                              -----------       -----------
                                                              $24,116,000       $19,079,000
                                                              -----------       -----------
                                                              -----------       -----------

     Depreciation and amortization expense for 1998, 1997 and 1996 was $3,375,000, $2,838,000 and $2,479,000, respectively.

5.  SHORT-TERM BORROWINGS

     The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5,000,000 and which had no outstanding balance at December 31, 1998 and 1997. This line of credit, which expires on June 1, 1999, bears interest at the bank's prime rate or LIBOR plus 2%.

6.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:
                                       30

                                                          DECEMBER 31,
                                                  -----------------------------
                                                      1998              1997
                                                  -----------       -----------
         Accrued payroll and related expenses       $1,279,000       $2,706,000
         Accrued vacation                              738,000        1,000,000
         Accrued insurance                             668,000          434,000
         Accrued income taxes                                -          552,000
         Other accrued expenses                        747,000          342,000
                                                  ------------      -----------
                                                    $3,432,000       $5,034,000
                                                  ------------      -----------
                                                  ------------      -----------

7.  RETIREMENT PLANS

     The Company has a defined benefit plan which covers substantially all of its hourly union employees. The plan provides for a monthly benefit payable for the participant's lifetime commencing the first day of the month following the attainment of age sixty-five in an amount equal to $9.50 to $10.85 multiplied by the participant's credited service.

     The following table sets forth the plan's change in benefit obligation, change in plan assets and components of net pension cost:

                                                                   DECEMBER 31,
                                                   ------------------------------------------------
                                                      1998               1997               1996
                                                   ----------        ----------          ----------
   CHANGE IN BENEFIT OBLIGATION:
   Benefit obligation at beginning of year         $1,778,000        $1,623,000
   Service cost                                        75,000            34,000
   Interest cost                                      139,000           112,000
   Actuarial loss from change in assumptions          384,000                 -
   Actuarial loss (gain)                              (33,000)           52,000
   Benefits paid                                      (63,000)          (43,000)
                                                   ----------        ----------
   Benefit obligation at end of year                2,280,000         1,778,000
                                                   ----------        ----------
                                                   ----------        ----------

   CHANGE IN PLAN ASSETS:
   Fair value of plan assets at beginning of
   year                                             2,187,000         1,883,000
   Actual return on plan assets                       115,000           347,000
   Employer contributions                                   -                 -
   Benefits paid                                      (63,000)          (43,000)
                                                   ----------        ----------
   Fair value of plan assets at end of year         2,239,000         2,187,000
                                                   ----------        ----------
                                                   ----------        ----------

   Funded status                                      (41,000)          409,000
   Unrecognized actuarial loss (gain)                 101,000          (275,000)
   Unrecognized prior service cost                     91,000            98,000
   Unrecognized transition obligation                (121,000)         (147,000)
                                                   ----------        ----------
   Net amount recognized                           $   30,000        $   85,000
                                                   ----------        ----------
                                                   ----------        ----------

   COMPONENTS OF NET PENSION COST:
   Service cost                                    $   75,000        $   34,000          $  31,000
   Interest cost                                      139,000           112,000            104,000
   Return on plan assets                             (115,000)         (347,000)          (159,000)
   Amortization and deferral                          (44,000)          199,000             13,000
                                                   ----------        ----------          ---------
   Net pension cost                                $   55,000        $   (2,000)         $ (11,000)
                                                   ----------        ----------          ---------
                                                   ----------        ----------          ---------

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.5% and 7% in 1998 and 1997, respectively. The expected long-term rate of return on assets was 6.5% and 7% for 1998 and 1997, respectively.

     Effective January 1, 1996, the Company adopted a retirement savings plan (the "401(k) Plan") pursuant to which all U.S. employees who satisfy the age and service requirements under the plan and who are not covered by collective bargaining agreements may defer compensation for income tax purposes under section 401(k) of the Internal Revenue Code of 1986. Participants may contribute up to 15% of their compensation up to the maximum permitted under federal law. The Company is obligated to contribute annually an amount equal to 25% of each participant's contribution up to 6% of that participant's annual compensation. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $108,000, $78,000 and $102,000 during 1998, 1997 and 1996, respectively.

     On September 1, 1996, the Company adopted a supplemental executive retirement plan (the "SERP") for certain key employees. Benefits generally accrued at a rate of 7% of final average salary per year of participation in the plan, up to 10 years. In general, participants in the plan only become fully vested with respect to their accrued benefits upon completion of 5 years of plan participation. The benefits under this plan were frozen effective December 31, 1997. In October 1998, the Chairman and Chief Executive Officer voluntarily relinquished all of his rights under this plan. In addition, a former executive has also forfeited his benefits under this plan. An amended and restated supplemental executive retirement plan was approved effective January 1, 1998. The amended plan revises the benefit formula for participants and provides additional flexibility with respect to funding.

     The following table sets forth the plan's change in benefit obligation, change in plan assets and components of net pension cost:



                                                                 DECEMBER 31,
                                                 ------------------------------------------
                                                     1998            1997            1996
                                                 -----------     -----------      ---------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year          $ 4,631,000     $ 3,455,000
Curtailment as of January 1, 1998                 (4,032,000)            -
Service cost                                          81,000         759,000
Interest cost                                         83,000         276,000
Actuarial loss from change in assumptions             93,000         224,000
Amendment                                            186,000             -
Actuarial loss (gain)                                417,000         (83,000)
Benefits paid                                            -               -
                                                 -----------     -----------
Benefit obligation at end of year                  1,459,000       4,631,000
                                                 -----------     -----------
                                                 -----------     -----------
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning           -----------     -----------
  and end of year                                        -               -
                                                 -----------     -----------
                                                 -----------     -----------

Funded status                                     (1,459,000)     (4,631,000)
Unrecognized actuarial loss (gain)                   491,000         135,000
Unrecognized prior service cost                      177,000         183,000
Unrecognized transitional obligation                 496,000       2,699,000
                                                 -----------     -----------
(Accrued)/prepaid benefit cost                   $  (295,000)    $(1,614,000)
                                                 -----------     -----------
                                                 -----------     -----------

COMPONENTS OF NET PENSION COST:
Service cost                                     $    81,000     $   759,000      $ 699,000
Interest cost                                         83,000         276,000         97,000
Return on plan assets                                    -               -              -
Amortization and deferral                             74,000         198,000         66,000
Curtailment/forfeitures                           (1,807,000)       (128,000)      (103,000)
1996 amortized (unamortized) expense                 250,000          71,000       (321,000)
                                                 -----------     -----------      ---------
Net pension cost (income)                        $(1,319,000)    $ 1,176,000      $ 438,000
                                                 -----------     -----------      ---------
                                                 -----------     -----------      ---------


     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% and 7.5% in 1998 and 1997, respectively. To fund this plan, the Company has purchased whole-life insurance contracts on certain participants. The cash surrender value of these policies is in an irrevocable rabbi trust and is presented as an asset of the Company in the accompanying consolidated balance sheets.

     The Company does not provide any other post-retirement benefits to its employees.

8.  INCOME TAXES

The provision for income taxes is as follows:

                                                      YEARS ENDED DECEMBER 31,
                                              -------------------------------------
                                                 1998         1997           1996
                                              ----------   ----------   -----------
Current:
     Federal                                  $3,675,000   $7,045,000   $ 8,319,000
     State                                       753,000    1,703,000     1,405,000
     Foreign                                     251,000      (73,000)      227,000
                                              ----------   ----------   -----------
                                               4,679,000    8,675,000     9,951,000
                                              ----------   ----------   -----------
Deferred:
     Federal                                     844,000     (651,000)      258,000
     State                                       149,000     (149,000)      221,000
                                              ----------   ----------   -----------
                                                 993,000     (800,000)      479,000
                                              ----------   ----------   -----------
                                              $5,672,000   $7,875,000   $10,430,000
                                              ----------   ----------   -----------
                                              ----------   ----------   -----------

     The actual provision on income before income taxes differs from the statutory federal income tax rate due to the following:

                                                      YEARS ENDED DECEMBER 31,
                                              -------------------------------------
                                                 1998         1997           1996
                                              ----------   -----------  -----------
Federal income taxes at the statutory rate    $4,726,000    $6,563,000  $ 8,924,000
State income taxes, net of federal benefit       618,000     1,030,000    1,541,000
California investment tax credit                 (67,000)      (30,000)    (349,000)
Other items                                      395,000       312,000      314,000
                                              ----------   -----------  -----------
                                              $5,672,000    $7,875,000  $10,430,000
                                              ----------   -----------  -----------
                                              ----------   -----------  -----------

     The tax effects of items comprising the Company's net deferred tax asset are as follows:

                                                  December 31,
                                          ---------------------------
                                             1998              1997
                                          ----------       ----------
Allowance for doubtful accounts           $  254,000       $  213,000
Deferred compensation                        124,000          688,000
Accrued expenses                             404,000          557,000
Inventory reserve                            750,000          635,000
State income taxes                           299,000          455,000
Depreciation                               (252,000)        (381,000)
Other items                                (448,000)        (570,000)
                                          ----------       ----------
                                          $1,131,000       $1,597,000
                                          ----------       ----------
                                          ----------       ----------

9.  COMMITMENTS

     OPERATING LEASES--The Company leases certain facilities under various operating leases with terms ranging from five to ten years. The leases contain renewal options for additional five or ten year periods which have not been included in the rental commitment schedule below. In general, these leases provide for payment of property taxes, maintenance and insurance by the Company and include rental increases based on the Consumer Price Index.

     The future minimum lease payments required under these leases as of December 31, 1998 are as follows:


        YEAR ENDING
        DECEMBER 31,
        ---------------------------------------------------------
        1999                                          $ 1,692,000
        2000                                            1,692,000
        2001                                            1,635,000
        2002                                            1,578,000
        2003                                            1,496,000
        Thereafter                                      2,997,000
                                                      -----------
                                                      $11,090,000
                                                      -----------
                                                      -----------

     Rent expense for 1998, 1997 and 1996 was approximately $1,669,000, $1,106,000 and $1,355,000, respectively.

10.  STOCK OPTION PLANS

     Under the Company's 1996 Amended and Restated Employee Stock Option Plan ("1996 Employee Stock Option Plan"), a maximum of 1,950,000 shares of common stock may be issued pursuant to exercise of options granted to officers and key employees under the plan. Options may be granted under the plan at prices which are equal to or greater than the fair market value of the shares at the date of grant. The options become exercisable over a period of time as determined by the Board of Directors or a committee of directors and generally expire ten years from the date of grant or earlier following termination of employment. As of December 31, 1998, an aggregate of 624,692 shares had been purchased pursuant to exercise of options granted under the plan, options to purchase an aggregate of 853,817 shares were outstanding (including options which were then exercisable to purchase 513,334 shares), and 471,491 shares were available for additional grants of options under the plan.

     Under the Company's 1995 Amended and Restated Non-Employee Director Stock Option Plan ("1995 Director Stock Option Plan"), a maximum of 200,000 shares of common stock may be issued pursuant to exercise of options granted under the plan to certain non-employee directors. Options are granted under the plan at prices equal to the fair market value of the shares at the date of grant. The options generally become exercisable over a three-year period of time and expire at the earlier of one year after the optionee ceases to be a director or ten years from the date of grant. As of December
31, 1998, no shares had been purchased under the plan, options to purchase an aggregate of 200,000 shares were outstanding under the plan, including
130,000 shares as to which such options were then exercisable, and no shares were available for additional grants of options under the plan.

     In April 1996, the Board of Directors granted to a non-employee options to purchase 30,000 shares of common stock, all of which were outstanding and exercisable as of December 31, 1998. These options were not issued under the foregoing option plans.

     In September 1997, the Board of Directors approved the repricing of all employee stock options having exercise prices above the fair market value as of the repricing date. A total of 591,783 shares were repriced.

     The following summarizes the Company's stock option activity under all arrangements for the three years ended December 31, 1998:

                                                                WEIGHTED
                                                                 AVERAGE
                                                                EXERCISE
                                               NUMBER            PRICE
                                             ---------          --------
Balance, January 1, 1996                       806,392            $10.73
     Granted                                   689,698             16.81
     Forfeited                                (147,635)            13.36
     Exercised                                 (56,996)            12.00
                                             ---------          --------
Balance, December 31, 1996                   1,291,459            $14.48
     Granted                                    63,540             15.50
     Forfeited                                 (70,371)            15.22
     Exercised                                 (71,115)             8.60
                                             ---------          --------
Balance, December 31, 1997                   1,213,513            $13.57
     Granted                                   530,230             14.68
     Forfeited                                (454,727)            15.36
     Exercised                                (205,199)            11.57
                                             ---------          --------
Balance, December 31, 1998                   1,083,817            $13.75
                                             ---------          --------
                                             ---------          --------


     The following table summarizes information about stock options outstanding at December 31, 1998:


                                        WEIGHTED
                                         AVERAGE         WEIGHTED                            WEIGHTED
   RANGE OF           NUMBER            REMAINING         AVERAGE           NUMBER            AVERAGE
   EXERCISE         OUTSTANDING        CONTRACTUAL       EXERCISE         EXERCISABLE        EXERCISE
    PRICES          AT 12/31/98           LIFE             PRICE          AT 12/31/98          PRICE
-------------     --------------      --------------   ------------     ---------------   ------------
$7.31 - 10.00           170,000            8.0         $     9.08            110,000      $     10.00
10.25 - 13.63           398,172            7.9              12.81            162,110            12.19
13.81 - 14.13           378,515            7.1              14.12            311,224            14.13
14.50 - 22.25            97,130            8.0              15.59             60,000            18.75
27.00 - 30.00            40,000            6.9              27.75             30,000            28.00
-------------     --------------      --------------   ------------     ---------------   ------------
$7.31 - 30.00         1,083,817            7.6         $    13.75            673,334      $     14.01
-------------     --------------      --------------   ------------     ---------------   ------------
-------------     --------------      --------------   ------------     ---------------   ------------



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



                                                                 YEARS ENDED DECEMBER 31,
                                                    -------------------------------------------------
                                                        1998               1997               1996
                                                    ------------        -----------       -----------
Net income:                        As reported        $7,675,000        $10,876,000       $15,066,000
                                   Pro forma           6,869,000          8,749,000        14,460,000

Net income per share - basic:      As reported        $      .89        $      1.24       $      1.72
                                   Pro forma          $      .80        $       .99       $      1.65

Net income per share - diluted:    As reported        $      .87        $      1.22       $      1.67
                                   Pro forma          $      .76        $       .95       $      1.55


     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in 1998, 1997 and 1996, respectively: no dividend yield, expected volatility of 71.8%, 67.0% and 61.8%, risk-free interest rate of 4.3%, 5.8% and 5.9%, and expected term of 4.0, 4.6 and 4.0 years. The weighted average fair value per share of options granted in 1998, 1997 and 1996 was $8.33, $7.42 and $8.25, respectively.

11.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                           YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                   1998              1997              1996
                                                                ----------       -----------       -----------
Numerator:
    Net income                                                  $7,675,000       $10,876,000       $15,066,000
                                                                ----------       -----------       -----------
       Numerator for basic and diluted earnings per
          share--income available to common stockholders         7,675,000        10,876,000        15,066,000

Denominator:
       Denominator for basic earnings per share--
           weighted-average shares                               8,637,724         8,797,734         8,772,815

    Effect of dilutive securities:
           Stock options                                           199,580           126,528           265,408
                                                                ----------       -----------       -----------
    Dilutive potential common shares                               199,580           126,528           265,408

       Denominator for diluted earnings per share--
           adjusted weighted-average shares and
           assumed conversions                                   8,837,304         8,924,262         9,038,223
                                                                ----------       -----------       -----------
                                                                ----------       -----------       -----------

Basic earnings per share                                        $     0.89       $      1.24       $      1.72
                                                                ----------       -----------       -----------
                                                                ----------       -----------       -----------
Diluted earnings per share                                      $     0.87       $      1.22       $      1.67
                                                                ----------       -----------       -----------
                                                                ----------       -----------       -----------

     The anti-dilutive options as of December 31, 1998, 1997 and 1996 were 1,023,817, 116,600 and 448,598, respectively.

12.  BUSINESS SEGMENTS

     The Company is engaged principally in the business of manufacturing precision investment-cast titanium and stainless steel golf clubheads, representing 93%, 94% and 94% of sales for the years ended December 31, 1998, 1997 and 1996, respectively. On June 30, 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 131 "Disclosures About Segments of an Enterprise and Related Information" effective for fiscal years beginning after December 15, 1997. In accordance with the selection criteria established by SFAS 131, the Company has determined that it has one business segment.

     The Company derived 49%, 22% and 14% of sales from three top customers in 1998, 34%, 23%, 15% and 12% of sales from four top customers in 1997; and 46%, 18% and 13% of sales from three top customers in 1996.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Coastcast Corporation:

We have audited the consolidated financial statements of Coastcast Corporation and subsidiaries as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated February 9, 1999; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Coastcast Corporation, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Los Angeles, California
February 9, 1999

                              COASTCAST CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS


                                                           (CHARGED)/
                                             BALANCE AT    CREDITED TO   CHARGED TO                   BALANCE
                                             BEGINNING      COSTS AND       OTHER                     AT END
                CLASSIFICATION               OF PERIOD      EXPENSES      ACCOUNTS     DEDUCTIONS    OF PERIOD
-----------------------------------------   ------------  ------------  ------------  -----------  ------------
Allowance for doubtful accounts:
    Year ended December 31, 1996              (400,000)                                              (400,000)
    Year ended December 31, 1997              (400,000)     (100,000)                                (500,000)
    Year ended December 31, 1998              (500,000)     (100,000)                                (600,000)


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

3.1.2 Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6, 1993 (1)

3.2           Bylaws of the Company (1)

4             Specimen Stock Certificate of the Company (1)

10.1*         1993 Amended and Restated Employee Stock Option Plan ("Employee Plan")
              (1)

10.2*         1996 Amended and Restated Employee Stock Option Plan ("Employee Plan")
              (4)

10.3*         Non-Employee Director Stock Option Plan ("Director Plan"), together with form of notice of grant and grant summary (1)

10.4*         1995 Amended and Restated Non-Employee Director Stock Option Plan
              ("Director Plan"), together with form of notice of grant and grant summary (1)

10.5          Agreement. effective May 11, 1997, between the Company and United
              Steelworkers of America (6)

10.6          Lease Agreement, dated December 16, 1998, between Coastcast Corporation,             44
              S.A. and Parque Industrial Mexicali, S.A. de C.V. for the facilities known as Mercurio #70 in Mexicali, Mexico

10.7          Lease Agreement, dated December 16, 1998, between Coastcast Corporation,             66
              S.A. and Parque Industrial Mexicali, S.A. de C.V. for the facilities known as Avenue Galaxia #50 in Mexicali, Mexico

10.8          Lease Agreement, dated December 16, 1998, between Coastcast Corporation,             88
              S.A. and Parque Industrial Mexicali, S.A. de C.V. for the facilities known as Mercurio #30 in Mexicali, Mexico

10.9          Lease Agreement, dated January 22, 1996, between Coastcast Corporation,
              S.A. and Parque Industrial Mexicali, S.A. de C.V. for the facilities known as Calle Marte #162 in Mexicali, Mexico (2)

10.10         Guaranty, dated January 26, 1999, by the Company for the lease of the               110
              Mexicali, Mexico facilities known as Mercurio #70

10.11         Guaranty, dated January 26, 1999, by the Company for the lease of the               116
              Mexicali, Mexico facilities known as Avenue Galaxia #50





10.12         Guaranty, dated January 26, 1999, by the Company for the lease of the               122
              Mexicali, Mexico facilities known as Mercurio #30

10.13         Guaranty, dated January 23, 1996, by the Company for the lease, dated
              January 22, 1996 (2)

10.14         Lease Agreement, dated September 1, 1997, between the Company and Watson
              Land Company for the facilities in Rancho Dominguez, California (5)

10.15         Lease Agreement, dated January 5, 1998, between Coastcast Tijuana, S. De            128
              R.L. De C.V. and Frederick Clarke Sanders, Jr., Frederick Sanders
              Flourie, Monique Sanders Flourie, Scott Michael Sanders Flourie and
              Carlo E. Muzquiz Davila for real estate in Tijuana, Baja California,
              Mexico

10.16         Lease Guaranty Agreement, dated August 18, 1998, by the Company for the             146
              lease of the Tijuana facility

10.17         Form of Indemnification Agreement (1)

10.18         Revolving Line of Credit Note and Credit Agreement, effective December
              23, 1997, between the Company and Imperial Bank (6)

10.19         Revolving Line of Credit Note and First Amendment to Credit Agreement,              150
              effective February 1, 1999, between the Company and Imperial Bank

10.20*        Amended and Restated Coastcast Corporation Selected Employees Pension
              Plan, dated October 1, 1987 (1)

10.21*        Amendment to the Coastcast Corporation Selected Employees Pension Plan,
              effective May 12, 1997 (6)

10.22*        Coastcast Corporation 401(k) Retirement Plan, effective January 1, 1996
              (2)

10.23         Coastcast Corporation S Corporation Termination, Tax Allocation and
              Indemnification Agreement dated December 1, 1993, between the Company and certain Shareholders(1)

10.24*        Coastcast Corporation Supplemental Executive Retirement Plan, effective
              September 1, 1996 (3)

10.25*        First Amendment to Coastcast Corporation Supplemental Executive
              Retirement Plan, effective September 1, 1996 (3)

10.26*        Second Amendment to Coastcast Corporation Supplemental Executive
              Retirement Plan, dated February 18, 1997 (4)

10.27*        Trust Agreement by and between Coastcast Corporation and Imperial Trust
              Company, dated September 1, 1996 (3)



10.28*        Coastcast Corporation Amended and Restated Supplemental Executive                   158
              Retirement Plan, effective January 1, 1998

10.29*        Amended and Restated Trust Agreement by and between Coastcast                       181
              Corporation and 180 Imperial Trust Company, dated December 18, 1998

10.30         Agreement dated November 6, 1998 between the Company and Jonathan
              Vannini (7)

10.31*        Agreement dated November 6, 1998 between the Company and Richard W. Mora
              (7)

10.32*        Agreement dated January 15, 1999 between the Company and Richard W. Mora            202

21            Subsidiaries of the Company                                                         206

23            Consent of Independent Auditors                                                     207

27            Financial Data Schedule                                                             208

---------------------------------

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

(3) Incorporated by reference to the exhibits to Form 10-K for the fiscal year ended September 30, 1996.

(4) Incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1996.

(5) Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended September 30, 1997.

(6) Incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1997.

(7) Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended September 30, 1998.