Form 10-Q
period 1999-03-31
COASTCAST CORP
filed 1999-04-27
CIK 914479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1999

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

                 Yes / X /            No
                     -----

At April 26, 1999 there were outstanding 7,925,704 shares of common stock, no par value.

                            COASTCAST CORPORATION
                                   INDEX

                                                                                                      Page
                                                                                                     Number
                                                                                                     ------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of March 31, 1999 (Unaudited)
           and December 31, 1998                                                                        3

      Condensed Consolidated Statements of Income for the Three Months
           Ended March 31, 1999 and 1998 (Unaudited)                                                    4

      Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 1999 and 1998 (Unaudited)                                                          5

      Notes to Condensed Consolidated Financial Statements (Unaudited)                                  6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
      of Operations                                                                                     7



PART II. OTHER INFORMATION:

Item 5.  Other Information                                                                              8

Item 6.  Exhibits and Reports on Form 8-K                                                               8

                                                COASTCAST CORPORATION

                                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          (UNAUDITED)
                                                                            MARCH 31,          DECEMBER 31,
                                                                              1999                 1998
                                                                          ------------         ------------
ASSETS

Current assets:
    Cash and cash equivalents                                             $ 29,226,000          $ 27,551,000
    Accounts receivable, net of allowance for doubtful
         accounts of $600,000 at March 31, 1999 and
         December 31, 1998                                                  12,866,000             7,556,000
    Inventories (Note 2)                                                    11,810,000            10,326,000
    Prepaid expenses and other current assets                                2,455,000             6,389,000
    Deferred income taxes                                                    1,131,000             1,131,000
                                                                          ------------          ------------
           Total current assets                                             57,488,000            52,953,000
Property, plant and equipment, net                                          23,785,000            24,116,000
Other assets                                                                 6,641,000             6,604,000
                                                                          ------------          ------------
           Total assets                                                   $ 87,914,000          $ 83,673,000
                                                                          ------------          ------------
                                                                          ------------          ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                       $ 4,880,000           $ 2,804,000
    Accrued liabilities                                                      3,663,000             3,432,000
                                                                          ------------          ------------
           Total current liabilities                                         8,543,000             6,236,000
Deferred compensation                                                          372,000               295,000
                                                                          ------------          ------------
           Total liabilities                                                 8,915,000             6,531,000

Commitments and contingencies

Shareholders' equity:

    Preferred stock, no par value, 2,000,000 shares
         authorized, none issued and outstanding                                 -                     -
    Common stock, no par value, 20,000,000 shares
         authorized; 7,933,204 and 7,989,404 shares
         issued and outstanding as of March 31, 1999
         and December 31, 1998, respectively                                29,860,000            30,309,000
    Retained earnings                                                       49,139,000            46,833,000
                                                                          ------------          ------------
           Total shareholders' equity                                       78,999,000            77,142,000
                                                                          ------------          ------------
           Total liabilities and shareholders' equity                     $ 87,914,000          $ 83,673,000
                                                                          ------------          ------------
                                                                          ------------          ------------


     See accompanying notes to condensed consolidated financial statements.

                                               COASTCAST CORPORATION

                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                                                   FOR THE THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                              -------------------------------
                                                                                 1999               1998
                                                                              -------------      ------------
Sales                                                                         $ 27,091,000       $ 45,321,000
Cost of sales                                                                   21,242,000         35,672,000
                                                                              -------------      -------------
Gross profit                                                                     5,849,000          9,649,000
Selling, general and administrative expenses                                     2,212,000          3,077,000
                                                                              -------------      -------------
Income from operations                                                           3,637,000          6,572,000
Other income, net                                                                  339,000            356,000
                                                                              -------------      -------------
Income before income taxes                                                       3,976,000          6,928,000
Provision for income taxes                                                       1,670,000          2,910,000
                                                                              -------------      -------------
Net income                                                                     $ 2,306,000       $  4,018,000
                                                                              -------------      -------------
                                                                              -------------      -------------


NET INCOME PER SHARE (Note 3)
Net income per share - basic                                                  $        0.29      $        0.45
                                                                              -------------      -------------
                                                                              -------------      -------------
Weighted average shares outstanding                                               7,972,926          8,892,761
                                                                              -------------      -------------
                                                                              -------------      -------------

Net income per share - diluted                                                $        0.29      $        0.44
                                                                              -------------      -------------
                                                                              -------------      -------------
Weighted average shares outstanding - diluted                                     7,978,046          9,230,982
                                                                              -------------      -------------
                                                                              -------------      -------------


     See accompanying notes to condensed consolidated financial statements.

                                       COASTCAST CORPORATION

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                                   FOR THE THREE MONTHS
                                                                                      ENDED MARCH 31,
                                                                              -------------------------------
                                                                                  1999               1998
                                                                              -------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income                                                               $  2,306,000       $  4,018,000
     Adjustments to reconcile net income to net cash provided by
         (used in) operating activities:
         Depreciation and amortization                                             996,000            760,000
         (Gain) loss on disposal of machinery and equipment                        (17,000)             4,000
         Deferred compensation                                                      77,000            364,000
         Deferred income taxes                                                           -              5,000
         Non-employee director compensatory stock options                                -             67,000
         Changes in operating assets and liabilities:
            Trade accounts receivable                                           (5,310,000)        (5,092,000)
            Inventories                                                         (1,484,000)           789,000
            Prepaid expenses and other current assets                            3,934,000           (677,000)
            Accounts payable and accrued liabilities                             2,307,000          3,168,000
                                                                              -------------      ------------
                Net cash provided by operating activities                        2,809,000          3,406,000
                                                                              -------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property, plant and equipment                                    (689,000)        (2,432,000)
     Proceeds from disposal of machinery and equipment                              41,000             18,000
     Other assets                                                                  (37,000)          (183,000)
                                                                              -------------      ------------
                Net cash (used in) investing activities                           (685,000)        (2,597,000)
                                                                              -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock upon exercise of
         options net of related tax benefit                                              -          1,589,000
     Repurchase of common stock                                                   (449,000)                 -
                                                                              -------------      ------------
                Net cash (used in) provided by financing activities               (449,000)         1,589,000
                                                                              -------------      ------------

     NET INCREASE IN CASH AND CASH
         EQUIVALENTS                                                             1,675,000          2,398,000
     CASH AND CASH EQUIVALENTS AT BEGINNING
         OF PERIOD                                                              27,551,000         28,187,000
                                                                              -------------      ------------
     CASH AND CASH EQUIVALENTS AT END
         OF PERIOD                                                            $ 29,226,000       $ 30,585,000
                                                                              -------------      ------------
                                                                              -------------      ------------


     See accompanying notes to condensed consolidated financial statements.

                             COASTCAST CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 1999, the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1999 and 1998 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 1999, and for the periods then ended.

Although the Company believes that the disclosure in the condensed consolidated financial statements is adequate for a fair presentation thereof, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1998 audited statements were included in the Company's annual report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1998. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in that annual report.

Certain reclassifications were made to 1998 balances to conform to the 1999 presentation.

The results of operations for the period ended March 31, 1999, are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:

                                                                  MARCH 31,           DECEMBER 31,
                                                                    1999                 1998
                                                                ------------         ------------
     Raw materials and supplies                                 $  4,124,000         $  5,137,000
     Tooling                                                         222,000              225,000
     Work-in-process                                               6,926,000            4,019,000
     Finished goods                                                  538,000              945,000
                                                                ------------         ------------
                                                                $ 11,810,000         $ 10,326,000
                                                                ------------         ------------
                                                                ------------         ------------

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

                             COASTCAST CORPORATION

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1998:

Sales decreased $18.2 million, or 40.2%, to $27.1 million for the three months ended March 31, 1999 from $45.3 million for the three months ended March 31, 1998. The decrease was primarily due to a significant decrease in titanium golf clubhead volume.

Gross profit decreased $3.8 million, or 39.6%, to $5.8 million for 1999 from $9.6 million for 1998. Gross profit margins were almost the same at 21.6% for 1999 from 21.3% in 1998. The decrease in gross profit was primarily related to the decrease in titanium golf clubhead sales.

Selling, general and administrative expense decreased $0.9 million, or 29.0%, to $2.2 million in 1999 from $3.1 million in 1998. The decrease was due primarily to decreased payroll and related expenses, including management bonus.

YEAR 2000 CONVERSION

The Company has identified issues, developed plans and is working to resolve the potential impact of the year 2000 on its business operations and the ability of its computerized information systems to accurately process information that may be date sensitive. The maintenance and modifications to programs are not material and are expensed as incurred. The Company has communicated with others with which it does significant business to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. With a response rate of over 75% to date, these inquiries have not revealed any circumstances that would cause a significant disruption to business operations. Based on the information collected to date, the Company does not believe that the cost of addressing the year 2000 issues will have material adverse impact on its financial position or results of operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position at March 31, 1999 was $29.2 million compared to $27.6 million on December 31, 1998, an increase of $1.6 million. Net cash provided by operating activities was $2.8 million for the three months ended March 31, 1999. The operating activities net cash was primarily provided by net income of $2.3 million. Net cash used in investing activities of $0.7 million consisted mainly of $0.7 million of net capital expenditures for the three months ended March 31, 1999. Net cash used in financing activities of $0.4 million consisted of repurchase of common stock.

On October 25, 1995, the Board of Directors authorized the Company to purchase up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. Under this authorization, the Company purchased 56,200 shares at a cost of $.4 million for the quarter ended March 31, 1999. As of March 31, 1999, there were 400,800 shares remaining to be purchased under this authorization.

The Company has no long term debt. The Company believes that its current cash position, the working capital generated by future operations and the ability to borrow should be adequate to meet its financing requirements for current operations and the foreseeable future.

                              COASTCAST CORPORATION

PART II.  OTHER INFORMATION

Item 5.  Other Information

The following business risks, as disclosed in Part II, Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" on Form 10-K for the fiscal year ended December 31, 1998, are hereby incorporated by reference as though set forth fully herein:

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

                           11       Statement re: computation of per share
                                    earnings

                           27       Financial Data Schedule

                           99 Pages 11-13 of Registrant's annual report on Form 10-K for the year ended December 31, 1998 (incorporated by reference to such Form 10-K filed with the Commission)

                  (b)  Reports on Form 8-K:

                           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    COASTCAST CORPORATION



April 26, 1999                      By   /s/ Norman Fujitaki
--------------                      ------------------------------------
    Dated                           Norman Fujitaki
                                    Chief Financial Officer (Duly Authorized and
                                    Principal Financial Officer)