Form 10-Q
period 1999-06-30
COASTCAST CORP
filed 1999-07-27
CIK 914479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999

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

                          Yes   X              No
                              -----               -----

At July 26, 1999 there were outstanding 7,870,504 shares of common stock, no par value.

                              COASTCAST CORPORATION
                                      INDEX

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of  June 30, 1999 (Unaudited) and
           December 31, 1998                                                                            3

     Condensed Consolidated Statements of  Income (Unaudited)
           Three Months Ended June 30, 1999 and                                                         4
           Six Months Ended June 30, 1999 and 1998                                                      5

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 1999 and 1998 (Unaudited)                                                           6

     Notes to Condensed Consolidated Financial Statements (Unaudited)                                   7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations                                                                                    9



PART II. OTHER INFORMATION:

Item 4.  Submission of Matter to a Vote of Securities Holders                                          11

Item 5.  Other Information                                                                             11

Item 6.  Exhibits and Reports on Form 8-K                                                              12

                              COASTCAST CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     (UNAUDITED)
                                                                                       JUNE 30,           DECEMBER 31,
                                                                                         1999                 1998
                                                                                     ------------         ------------
                                 ASSETS
Current assets:
   Cash and cash equivalents                                                          $33,642,000          $27,551,000
   Trade accounts receivable, net of allowance for doubtful
     accounts of $600,000 at June 30, 1999 and
     at December 31, 1998                                                              14,687,000            7,556,000
   Inventories (Note 2)                                                                11,060,000           10,326,000
   Prepaid expenses and other current assets                                            1,610,000            6,389,000
   Deferred income taxes                                                                1,131,000            1,131,000
                                                                                     ------------         ------------
        Total current assets                                                           62,130,000           52,953,000
Property, plant and equipment, net                                                     23,409,000           24,116,000
Other assets                                                                            7,089,000            6,604,000
                                                                                     ------------         ------------
                                                                                      $92,628,000          $83,673,000
                                                                                     ------------         ------------
                                                                                     ------------         ------------


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $ 4,942,000          $ 2,804,000
   Accrued liabilities                                                                  5,516,000            3,432,000
                                                                                     ------------         ------------
        Total current liabilities                                                      10,458,000            6,236,000
Deferred compensation                                                                     447,000              295,000
                                                                                     ------------         ------------
        Total liabilities                                                              10,905,000            6,531,000
                                                                                     ------------         ------------
Commitments and contingencies
Shareholders' Equity:
   Preferred stock, no par value, 2,000,000 shares authorized;
     none issued and outstanding
   Common stock, no par value, 20,000,000 shares authorized;
     7,870,504 and 7,989,404 shares issued and outstanding as of
     June 30, 1999 and December 31, 1998, respectively                                 29,222,000           30,309,000
Retained earnings                                                                      52,501,000           46,833,000
                                                                                     ------------         ------------
        Total shareholders' equity                                                     81,723,000           77,142,000
                                                                                     ------------         ------------
                                                                                      $92,628,000          $83,673,000
                                                                                     ------------         ------------
                                                                                     ------------         ------------

     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                             FOR THE THREE MONTHS
                                                                ENDED JUNE 30,
                                                       --------------------------------
                                                          1999                  1998
                                                       -----------          -----------
Sales                                                  $33,582,000          $43,588,000
Cost of sales                                           25,946,000           34,008,000
                                                       -----------          -----------
Gross profit                                             7,636,000            9,580,000
Selling, general and administrative expenses             2,169,000            3,105,000
                                                       -----------          -----------
Income from operations                                   5,467,000            6,475,000
Other income, net                                          329,000              428,000
                                                       -----------          -----------
Income before income taxes                               5,796,000            6,903,000
Provision for income taxes                               2,434,000            2,899,000
                                                       -----------          -----------
Net income                                             $ 3,362,000          $ 4,004,000
                                                       -----------          -----------
                                                       -----------          -----------

NET INCOME PER SHARE (Note 3)
Net income per share - basic                           $      0.43          $      0.44
                                                       -----------          -----------
                                                       -----------          -----------
Weighted average shares outstanding                      7,893,338            9,019,682
                                                       -----------          -----------
                                                       -----------          -----------

Net income per share - diluted                         $      0.42          $      0.42
                                                       -----------          -----------
                                                       -----------          -----------
Weighted average shares outstanding - diluted            7,921,391            9,437,014
                                                       -----------          -----------
                                                       -----------          -----------


     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              FOR THE SIX MONTHS
                                                                ENDED JUNE 30,
                                                       --------------------------------
                                                          1999                1998
                                                       -----------          -----------
Sales                                                  $60,673,000          $88,909,000
Cost of sales                                           47,188,000           69,680,000
                                                       -----------          -----------
Gross profit                                            13,485,000           19,229,000
Selling, general and administrative expenses             4,381,000            6,182,000
                                                       -----------          -----------
Income from operations                                   9,104,000           13,047,000
Other income, net                                          668,000              784,000
                                                       -----------          -----------
Income before income taxes                               9,772,000           13,831,000
Provision for income taxes                               4,104,000            5,809,000
                                                       -----------          -----------
Net income                                             $ 5,668,000          $ 8,022,000
                                                       -----------          -----------
                                                       -----------          -----------

NET INCOME PER SHARE (Note 3)
Net income per share - basic                           $      0.71          $      0.90
                                                       -----------          -----------
                                                       -----------          -----------
Weighted average shares outstanding                      7,932,912            8,956,572
                                                       -----------          -----------
                                                       -----------          -----------

Net income per share - diluted                         $      0.71          $      0.86
                                                       -----------          -----------
                                                       -----------          -----------
Weighted average shares outstanding - diluted            7,949,499            9,335,671
                                                       -----------          -----------
                                                       -----------          -----------


     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  FOR THE SIX MONTHS
                                                                                     ENDED JUNE 30,
                                                                           -----------------------------------
                                                                               1999                    1998
                                                                           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                           $  5,668,000           $  8,022,000
      Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
          Depreciation and amortization                                       2,006,000              1,541,000
          Goodwill amortization                                                   6,000                      -
          Loss on disposal of machinery and equipment                            94,000                  1,000
          Deferred compensation                                                 152,000                724,000
          Deferred income taxes                                                       -                 29,000
          Non-employee director compensatory stock options                            -                135,000
          Changes in operating assets and liabilities:
              Trade accounts receivable                                      (7,129,000)            (2,044,000)
              Inventories                                                      (729,000)             3,859,000
              Prepaid expenses and other current assets                       4,783,000             (1,130,000)
              Income taxes payable                                              533,000               (552,000)
              Accounts payable and accrued liabilities                        3,492,000                509,000
                                                                           ------------           ------------
                  Net cash provided by operating activities                   8,876,000             11,094,000
                                                                           ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                              (1,388,000)            (6,485,000)
      Proceeds from disposal of machinery and equipment                          62,000                 22,000
      Net surrender (purchase) of life insurance policies                       843,000               (974,000)
      Purchase of investments                                                (1,028,000)                     -
      Purchase of business                                                     (233,000)                     -
      Other assets                                                               46,000               (299,000)
                                                                           ------------           ------------
                  Net cash used in investing activities                      (1,698,000)            (7,736,000)
                                                                           ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock upon exercise of
          options net of related tax benefit                                          -              3,192,000
      Repurchase of common stock                                             (1,087,000)                     -
                                                                           ------------           ------------
      NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                                    6,091,000              6,550,000
      CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD                                                          27,551,000             28,187,000
                                                                           ------------           ------------
      CASH AND CASH EQUIVALENTS AT END
          OF PERIOD                                                        $ 33,642,000           $ 34,737,000
                                                                           ------------           ------------
                                                                           ------------           ------------

     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 1999, the related condensed consolidated statements of income for the three and six months and cash flows for the six months ended June 30, 1999 and 1998 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 1999 and for the periods then ended.

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

The results of operations for the periods ended June 30, 1999 are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:

                                                               June 30,            December 31,
                                                                 1999                 1998
                                                             -----------           -----------
         Raw materials and supplies                          $ 3,710,000           $ 5,137,000
         Tooling                                                 252,000               225,000
         Work-in-process                                       6,625,000             4,019,000
         Finished goods                                          473,000               945,000
                                                             -----------           -----------

                                                             $11,060,000           $10,326,000
                                                             -----------           -----------
                                                             -----------           -----------

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

                              COASTCAST CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales decreased 22.9% and 31.7% to $33.6 million and $60.7 million for the three months and six months ended June 30, 1999, respectively, from $43.6 million and $88.9 million for the three months and six months ended June 30, 1998, respectively. The decrease was primarily due to decreased sales volume in steel and titanium iron clubheads and steel putters partially offset by an increase in steel metal wood sales.

Gross profit decreased 20.8% and 29.7% to $7.6 million and $13.5 million for the three months and six months ended June 30, 1999, respectively, from $9.6 million and $19.2 million for the three months and six months ended June 30, 1998. Gross profit margins improved slightly to 22.7% and 22.2% for the three months and six months ended June 30, 1999 respectively, from 22.0% and 21.6% for the comparable prior year periods, due principally to cost cutting efforts during the fourth quarter of 1998 and a higher mix of metal wood volume.

Selling, general and administrative expense decreased 29.0% and 29.0% to $2.2 million and $4.4 million for the three months and six months ended June 30, 1999, respectively, from $3.1 million and $6.2 million for the three months and six months ended June 30, 1998, respectively. The decrease was due primarily to decreased payroll and related expenses including expenses related to the supplemental executive retirement plan.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position at June 30, 1999 was $33.6 million compared to $27.6 million on December 31, 1998, an increase of $6.0 million. Net cash provided by operating activities was $8.9 million for the six months ended June 30, 1999. The net cash provided by operating activities consisted of net income of $5.7 million, depreciation and amortization of $2.0 million, a decrease in prepaid expenses and other current assets of $4.8 million and an increase in accounts payable and accrued liabilities of $3.5 million, partially offset by an increase in trade accounts receivable of $7.1 million. Net cash used in investing activities of $1.7 million consisted mainly of $1.4 million of net capital expenditures and purchase of investments of $1.0 million partially offset by the surrender of cash value life insurance policies of $0.8 million. Net cash used in financing activities of $1.1 million relates to the repurchase of company common stock.

On October 25, 1995, the board of directors authorized the company to purchase up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. Under this authorization, the company purchased 118,900 shares at a cost of $1.1 million for the six months ended June 30, 1999. As of June 30, 1999, there were 338,100 shares remaining to be purchased under this authorization.

The Company has no long term debt. The Company believes that its current cash position, working capital generated from future operations and the ability to borrow should be adequate to meet its financing requirements for the foreseeable future.

                              COASTCAST CORPORATION


PART II.  OTHER INFORMATION

Item 4.  Submission of Matter to a Vote of Securities Holders

The Company held its annual meeting of shareholders on June 18, 1999. The following matters were voted on and approved by the shareholders.

1. Election of Directors to hold office until the 2000 Annual Meeting:

                                            Votes For                   Votes Withheld
                                            ---------                   --------------
Hans H. Buehler                             6,946,680                       327,596
Robert L. Gates                             6,948,830                       325,446
George L. Graziadio                         6,940,280                       333,996
Edwin A. Levy                               6,948,393                       325,946
Lee E. Mikles                               6,948,130                       326,146
Paul A. Novelly                             6,948,130                       326,146
Jonathan P. Vannini                         7,225,493                        48,783

2. Ratification of Deloitte & Touche LLP as the Company's independent auditors: holders of 6,957,875 shares voted for such ratification, holders of 15,832 shares voted against such ratification and holders of 300,569 shares abstained from voting on such ratification.

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

Item 6.  Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  3.1.1    Articles of Incorporation of the Company, as amended (1)
                  3.1.2    Certificate of Amendment of Articles of Incorporation
                           filed with the California Secretary of State on
                           December 6, 1993 (1)
                  3.2      Bylaws of the Company (1)
                  10.1     Stock Purchase Agreement, dated April 22, 1999,
                           between the Company and the selling shareholders of
                           California Precision Aluminum Casting, Inc.
                  10.2     Revolving Line of Credit Note, effective June 1,
                           1999, between the Company and Imperial Bank
                  11       Statement re: computation of per share earnings
                  27       Financial Data Schedule
                  99.1     Pages 11-13 of Registrant's Annual Report on Form
                           10-K for the year ended December 31, 1998
                           (incorporated by reference to such Form 10-K filed
                           with the Commission)

                  ------------------------------------

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

                                 COASTCAST CORPORATION




   July 26, 1999                 By   /s/ Norman Fujitaki
   -------------                   --------------------------------------------
     Dated                       Norman Fujitaki
                                 Chief Financial Officer (Duly Authorized and
                                 Principal Financial Officer)