Form 10-Q
period 1999-09-30
COASTCAST CORP
filed 1999-10-25
CIK 914479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from       to

                         ------------------------------

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

        Registrant's telephone number, including area code (310) 638-0595

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

At October 25, 1999 there were outstanding 7,875,171 shares of common stock, no par value.

                              COASTCAST CORPORATION
                                      INDEX

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and
           December 31, 1998                                                                            3

      Condensed Consolidated Statements of Income (Unaudited)
           Three Months Ended September 30, 1999 and 1998                                               4
           Nine Months Ended September 30, 1999 and 1998                                                5

      Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 1999 and 1998 (Unaudited)                                                      6

      Notes to Condensed Consolidated Financial Statements (Unaudited)                                  7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations                                                                                    9



PART II. OTHER INFORMATION:

Item 5.  Other Information                                                                             11

Item 6.  Exhibits and Reports on Form 8-K                                                              11


                                              COASTCAST CORPORATION

                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    (UNAUDITED)
                                                                                    SEPTEMBER 30,               DECEMBER 31,
                                                                                        1999                       1998
                                                                                ---------------------      ---------------------
                               ASSETS
Current assets:
   Cash and cash equivalents                                                        $ 44,699,000               $ 27,551,000
   Trade accounts receivable, net of allowance for doubtful
     accounts of $600,000 at September 30, 1999 and at
     December 31, 1998                                                                10,065,000                  7,556,000
   Inventories (Note 2)                                                                7,613,000                 10,326,000
   Prepaid expenses and other current assets                                           2,710,000                  6,389,000
   Deferred income taxes                                                               1,131,000                  1,131,000
                                                                            ---------------------      ---------------------
        Total current assets                                                          66,218,000                 52,953,000
Property, plant and equipment, net                                                    24,495,000                 24,116,000
Other assets                                                                           1,568,000                  6,604,000
                                                                            ---------------------      ---------------------
                                                                                    $ 92,281,000               $ 83,673,000
                                                                            =====================      =====================


           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                  $ 4,222,000                $ 2,804,000
   Accrued liabilities                                                                 4,201,000                  3,432,000
                                                                            ---------------------      ---------------------
        Total current liabilities                                                      8,423,000                  6,236,000
Deferred compensation                                                                    517,000                    295,000
                                                                            ---------------------      ---------------------
        Total liabilities                                                              8,940,000                  6,531,000
                                                                            ---------------------      ---------------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value, 2,000,000 shares authorized;
     None issued and outstanding
   Common stock, no par value, 20,000,000 shares authorized;
     7,875,171 and 7,989,404 shares issued and outstanding as of
     September 30, 1999 and December 31, 1998, respectively                           29,269,000                 30,309,000
Retained earnings                                                                     54,072,000                 46,833,000
                                                                            ---------------------      ---------------------
        Total shareholders' equity                                                    83,341,000                 77,142,000
                                                                            ---------------------      ---------------------
                                                                                    $ 92,281,000               $ 83,673,000
                                                                            =====================      =====================


     See accompanying notes to condensed consolidated financial statements.

                                               COASTCAST CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                                                        FOR THE THREE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                              -----------------------------------------
                                                                                    1999                   1998
                                                                              ------------------     ------------------
Sales                                                                           $    31,957,000       $     31,627,000
Cost of sales                                                                        28,181,000             28,480,000
                                                                              ------------------     ------------------
Gross profit                                                                          3,776,000              3,147,000
Selling, general and administrative expenses                                          1,544,000              2,373,000
                                                                              ------------------     ------------------
Income from operations                                                                2,232,000                774,000
Other income, net                                                                       371,000                401,000
                                                                              ------------------     ------------------
Income before income taxes                                                            2,603,000              1,175,000
Provision for income taxes                                                            1,032,000                493,000
                                                                              ------------------     ------------------
Income from continuing operations                                                     1,571,000                682,000
Loss from discontinued operations (net of income
     tax benefit of $113,000)                                                                 -              (157,000)
                                                                              ------------------     ------------------
Net income                                                                      $     1,571,000       $        525,000
                                                                              ==================     ==================

NET INCOME PER SHARE (Note 3)
Income from continuing operations per share - basic                             $          0.20       $           0.08
Discontinued operations per share - basic                                                     -                 (0.02)
                                                                              ------------------     ------------------
Net income per share - basic                                                    $          0.20       $           0.06
                                                                              ==================     ==================
Weighted average shares outstanding                                                   7,872,939              8,657,080
                                                                              ==================     ==================

Income from continuing operations per share - diluted                           $          0.20       $           0.08
Discontinued operations per share - diluted                                                   -                 (0.02)
                                                                              ------------------     ------------------
Net income per share - diluted                                                  $          0.20       $           0.06
                                                                              ==================     ==================
Weighted average shares outstanding - diluted                                         7,910,221              8,699,307
                                                                              ==================     ==================

     See accompanying notes to condensed consolidated financial statements.

                                               COASTCAST CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (UNAUDITED)

                                                                        FOR THE NINE MONTHS
                                                                        ENDED SEPTEMBER 30,
                                                              -----------------------------------------
                                                                    1999                   1998
                                                              ------------------     ------------------
Sales                                                           $    92,630,000       $    120,536,000
Cost of sales                                                        75,369,000             98,160,000
                                                              ------------------     ------------------
Gross profit                                                         17,261,000             22,376,000
Selling, general and administrative expenses                          5,925,000              8,555,000
                                                              ------------------     ------------------
Income from operations                                               11,336,000             13,821,000
Other income, net                                                     1,039,000              1,185,000
                                                              ------------------     ------------------
Income before income taxes                                           12,375,000             15,006,000
Provision for income taxes                                            5,136,000              6,302,000
                                                              ------------------     ------------------
Income from continuing operations                                     7,239,000              8,704,000
Loss from discontinued operations (net of income
     Tax benefit of $113,000)                                                 -              (157,000)
                                                              ------------------     ------------------
Net income                                                      $     7,239,000       $      8,547,000
                                                              ==================     ==================

NET INCOME PER SHARE (Note 3)
Income from continuing operations per share - basic             $          0.91       $           0.99
Discontinued operations per share - basic                                     -                 (0.02)
                                                              ------------------     ------------------
Net income per share - basic                                    $          0.91       $           0.97
                                                              ==================     ==================
Weighted average shares outstanding                                   7,912,701              8,855,644
                                                              ==================     ==================

Income from continuing operations per share - diluted           $          0.91       $           0.96
Discontinued operations per share - diluted                                   -                 (0.02)
                                                              ------------------     ------------------
Net income per share - diluted                                  $          0.91       $           0.94
                                                              ==================     ==================
Weighted average shares outstanding - diluted                         7,936,186              9,109,636
                                                              ==================     ==================



     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                         FOR THE NINE MONTHS
                                                                                         ENDED SEPTEMBER 30,
                                                                           ------------------------------------------------
                                                                                  1999                       1998
                                                                           -------------------      -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                           $        7,239,000       $            8,547,000
      Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
          Depreciation and amortization                                             3,020,000                    2,392,000
          Goodwill amortization                                                        12,000                       -
          Loss on disposal of machinery and equipment                                  94,000                      785,000
          Deferred compensation                                                       222,000                    1,087,000
          Deferred income taxes                                                        -                           299,000
          Non-employee director compensatory stock options                             -                           202,000
          Changes in operating assets and liabilities:
              Trade accounts receivable                                            (2,507,000)                   2,681,000
              Inventories                                                           2,718,000                    7,196,000
              Prepaid expenses and other current assets                             3,683,000                   (3,948,000)
              Accounts payable and accrued liabilities                              2,065,000                   (1,868,000)
                                                                           ------------------       ----------------------
                  Net cash provided by operating activities                        16,546,000                   17,373,000
                                                                           ------------------       ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                                    (3,488,000)                  (7,930,000)
      Proceeds from disposal of machinery and equipment                                62,000                      568,000
      Surrender (purchase) of life insurance policies                               6,215,000                   (2,620,000)
      Purchase of investments                                                        (965,000)                      -
      Purchase of business                                                           (233,000)                      -
      Other assets                                                                     51,000                     (237,000)
                                                                           ------------------       ----------------------
                  Net cash provided by (used in) investing activities               1,642,000                  (10,219,000)
                                                                           ------------------       ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock upon exercise of
          options net of related tax benefit                                           47,000                    3,190,000
      Repurchase of common stock                                                   (1,087,000)                 (12,259,000)
                                                                           ------------------       ----------------------
                  Net cash used in financing activities                            (1,040,000)                  (9,069,000)
                                                                           ------------------       ----------------------
      NET INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS                                                         17,148,000                   (1,915,000)
      CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD                                                                27,551,000                   28,187,000
                                                                           ------------------       ----------------------
      CASH AND CASH EQUIVALENTS AT END
          OF PERIOD                                                        $       44,699,000       $           26,272,000
                                                                           ==================       ======================


     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 1999, the related condensed consolidated statements of income for the three and nine months and cash flows for the nine months ended September 30, 1999 and 1998 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 1999 and for the periods then ended.

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

The results of operations for the periods ended September 30, 1999 are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:

                                                      September 30,         December 31,
                                                          1999                 1998
                                                      -------------         ------------
         Raw materials and supplies                     $3,788,000            $5,137,000
         Tooling                                           195,000               225,000
         Work-in-process                                 2,939,000             4,019,000
         Finished goods                                    691,000               945,000
                                                        ----------          ------------

                                                        $7,613,000           $10,326,000
                                                        ==========          ============

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

                              COASTCAST CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales increased 1.3% to $32.0 million and decreased 23.2% to $92.6 million for the three months and nine months ended September 30, 1999, respectively, from $31.6 million and $120.5 million for the three months and nine months ended September 30, 1998, respectively. The slight increase in sales in the quarter was primarily due to an increase in titanium golf clubhead and medical and other specialty product sales offset by a decrease in steel iron and putter sales. The decrease in sales for the nine months ended September 30, 1999 was mainly due to decreased sales of steel irons and putters and titanium irons partially offset by an increase in steel metal wood sales.

Gross profit increased 22.6% to $3.8 million and decreased 22.8% to $17.3 million for the three months and nine months ended September 30, 1999, respectively, from $3.1 million and $22.4 million for the three months and nine months ended September 30, 1998. Gross profit margins increased to 11.8% for the three months ended September 30, 1999 compared to 10.0% for the three months September 30, 1998 and remained unchanged at 18.6% for the nine months ended September 30, 1999 and 1998. The slight improvement in gross margin for the quarter was because the third quarter of 1998 was negatively impacted by a slow down in titanium clubhead sales and higher than expected costs during the start-up of three new product lines. The third quarter of 1999 margin of 11.8% was lower than the nine month ended September 30, 1999 margin of 18.6% primarily due to higher scrap mainly due to new programs and increasing product transfers to our new Tijuana foundry which had higher than expected rejects. The company is taking aggressive steps to deal with this problem and is seeing improvement.

Selling, general and administrative expense decreased 33.3% to $1.6 million and 30.6% to $5.9 million for the three months and nine months ended September 30, 1999, respectively, from $2.4 million and $8.5 million for three months and nine months ended September 30, 1998, respectively. The decrease in expense for the quarter was due primarily to a decrease in expenses associated with the supplemental executive retirement program and a decrease in legal expenses. The decrease in expense for the nine months ended September 30, 1999 was mainly due to a decrease in payroll and related fringe benefits and the decrease in expenses associated with the supplemental executive retirement program.

YEAR 2000 CONVERSION

The Company has identified and evaluated changes to its computer systems and applications required to achieve a year 2000 date conversion with no disruption to business operations. Maintenance or modification costs will be expensed as incurred. The total cost of this effort is not material to the Company. The Company has communicated with others with which it does significant business to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. These inquiries have not revealed any circumstances that would cause a significant disruption to business operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position at September 30, 1999 was $44.7 million compared to $27.6 million on December 31, 1998, an increase of $17.1 million. Net cash provided by operating activities was $16.5 million for the nine months ended September 30, 1999. The net cash provided by operating activities consisted of net income of $7.2 million, a decrease in prepaid expenses and other current assets of $3.7 million, depreciation and amortization of $3.0 million, a decrease in inventories of $2.7 million, an increase in accounts payables and accrued liabilities of $2.1 million, partially offset by an increase in accounts receivables of $2.5 million. Net cash provided by investing activities of $1.6 million consisted mainly of $6.2 million from the surrender of the cash value of life insurance policies, partially offset by net capital expenditures of $3.5 million and purchases of long-term investments of $1.0 million for the nine months ended September 30, 1999. Net cash used by financing activities of $1.0 million consisted mainly of the repurchase of company common stock of $1.1 million.

On October 25, 1995, the Board of Directors authorized the Company to purchase up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. Under this authorization, the Company purchased 118,900 shares at a cost of $1.1 million during the nine months ended September 30, 1999. As of September 30, 1999, there were 338,100 shares remaining to be purchased under this authorization.

The Company has no long-term debt. The Company believes that its current cash position, anticipated working capital generated from future operations and the ability to borrow should be adequate to meet its financing requirements for the foreseeable future.

FORWARD LOOKING INFORMATION

Except for the historical information, other statements in this report are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, industry conditions, economic conditions, competitive factors and pricing pressures, and shifts in market demand as well as other risks detailed in the Company's Securities and Exchange Commission filings.

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

Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                           3.1.1  Articles of Incorporation of the Company, as
                                  amended (1)
                           3.1.2  Certificate of Amendment of Articles of
                                  Incorporation filed with the California
                                  Secretary of State on December 6, 1993 (1)
                           3.2    Bylaws of the Company (1)
                           10.1   Second Amendment to the Coastcast Corporation
                                  Grantor Trust
                           11     Statement re: computation of per share
                                  earnings
                           27     Financial data schedule
                           99.1   Pages 11-13 of Registrant's Annual Report on
                                  Form 10-K for the year ended December 31, 1998
                                  (incorporated by reference to such Form 10-K filed with the Commission)

                  (b)  Reports on Form 8-K:

                           None
--------------------------------
(1) Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (Registration No. 33-71294) filed on November 17, 1993, Amendment No. 2 filed on December 1, 1993, and Amendment No. 3 filed on December 9, 1993

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COASTCAST CORPORATION




   October 25, 1999                     By   /s/ Norman  Fujitaki
-----------------------                    -----------------------------
     Dated                              Norman Fujitaki
                                        Chief Financial Officer (Duly Authorized
                                        and Principal Financial Officer)