Form 10-K405
period 1999-12-31
COASTCAST CORP
filed 2000-03-06
CIK 914479

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
        [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------------- EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 1-12676

                           --------------------------

                              COASTCAST CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  CALIFORNIA                        95-3454926
        (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)        IDENTIFICATION NO.)

           3025 EAST VICTORIA STREET
         RANCHO DOMINGUEZ, CALIFORNIA                90221
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (310) 638-0595
       ------------------------------------------------------------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                       ON WHICH REGISTERED
         -------------------                       -------------------
     COMMON STOCK, NO PAR VALUE                  NEW YORK STOCK EXCHANGE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.
        -----------------------------------------------------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

     Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange on March 1, 2000 ($14.0625 per share): $82,253,000.

     As of March 1, 2000, 7,701,571 shares of the Common Stock, no par value, of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

     Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held June 21, 2000, are incorporated by reference into Part III of this Report.

                              COASTCAST CORPORATION

     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

----------------------------------------------------------------------------------------------------------

PART I                                                                                PAGE
----------------------------------------------------------------------------------------------------------
Item 1.           Business                                                            3
Item 2.           Properties                                                          8
Item 3.           Legal Proceedings                                                   9
Item 4.           Submission of Matters to a Vote of Security Holders                 9
----------------------------------------------------------------------------------------------------------

PART II
----------------------------------------------------------------------------------------------------------
Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters                                                            11
Item 6.           Selected Financial Data                                            14
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                          15
Item 8.           Financial Statements and Supplementary Data                        18
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                           18
----------------------------------------------------------------------------------------------------------

PART III
----------------------------------------------------------------------------------------------------------
Item 10.          Directors and Executive Officers of the Registrant                 19
Item 11.          Executive Compensation                                             19
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management                                                         19
Item 13.          Certain Relationships and Related Transactions                     19
----------------------------------------------------------------------------------------------------------

PART IV
----------------------------------------------------------------------------------------------------------
Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K   20

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     Coastcast Corporation is one of the largest manufacturers in the world of investment-cast titanium and stainless steel golf clubheads for high-quality, premium-priced metal woods, irons and putters. The Company believes it has manufactured more metal wood clubheads for high-quality, premium-priced golf clubs than any other manufacturer. Over the past two decades, golf clubs with perimeter-weighted heads have become much more popular among golfers because such clubs are more forgiving to off-center hits than other types of clubs. The investment-casting process has become the principal method for manufacturing clubheads because it facilitates the use of perimeter weighting designs and modern alloys and enhances manufacturing precision and uniformity. Manufacturing precision is particularly important in the manufacture of an oversized, thin-walled metal wood which can involve a significant number of separate manufacturing steps to produce a clubhead that meets strict standards for size, weight, strength and finish.

     The Company also manufactures a variety of investment-cast orthopedic implants and surgical tools (used principally in replacement of hip and knee joints in humans and small animals) and other specialty products, which products accounted for approximately 9% of the Company's total sales for the year ended December 31, 1999.

     In addition, in April 1999, the Company acquired a small company that casts aluminum compressor wheels using the reusable investment pattern process. The Company has converted a portion of the plant in Rancho Dominguez to support this new business. The business will start generating revenue in the first quarter of 2000.

     In the past several years, golf clubs with titanium alloy heads have become popular. The Company developed the capability of manufacturing titanium clubheads and began shipping titanium clubheads at the end of 1995. Titanium clubheads accounted for approximately 41% and 42% of the Company's total sales in 1998 and 1999, respectively.

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

     The Company's clubheads are included in a variety of leading metal woods, irons and putters, some of which are listed below:

     CALLAWAY                                               TAYLOR MADE
     --------                                               -----------
     GREAT BIG BERTHA HAWKEYE TITANIUM METAL WOODS          FIRESOLE TITANIUM METAL WOODS
     BIG BERTHA STEELHEAD PLUS METAL WOODS                  FIRESOLE OFFSET TITANIUM METAL WOODS
     GREAT BIG BERTHA HAWKEYE TITANIUM IRONS                BURNER BUBBLE 2 METAL WOODS
     X14 STEELHEAD IRONS                                    SUPER STEEL METAL WOODS
     ODYSSEY DUAL FORCE BLADE PUTTERS                       SUPER STEEL OFFSET METAL WOODS
     ODYSSEY DF ROSSIE MALLET PUTTERS
     ODYSSEY DUAL FORCE WEDGES
     ODYSSEY VARIABLE DUROMETER PUTTERS                     TITLEIST
                                                            --------
                                                            975D/976R TITANIUM METAL WOODS
                                                            975F TITANIUM METAL WOODS
     CLEVELAND                                              DCI 981 & 981 SL IRONS
     ---------                                              DCI 962 IRONS
     RTG WEDGES                                             BOB VOKEY WEDGES
     588 WEDGES                                             DCI 990 IRONS
     691 WEDGES
     485 WEDGES
                                                            PING
                                                            ----
     COBRA                                                  ISI TITANIUM METAL WOODS
     -----                                                  ISI STEEL FAIRWAY METAL WOODS
     TRUSTY RUSTY PWR WEDGES

GOLF PRODUCT CUSTOMERS

     For almost twenty years, the Company has supplied investment-cast clubheads for metal woods, irons and putters to many of the top golf companies which produce high-quality, premium-priced golf clubs. Most golf club companies source the three principal components of a golf club--the clubhead, shaft, and grip--from independent suppliers which manufacture these components based on the golf club companies' designs and specifications. The Company currently is a major supplier of stainless steel and titanium clubheads to Callaway Golf Company, which is the producer of the Big Bertha line of steel metal woods and irons and the Great
Big Bertha titanium metal woods and irons, and Odyssey putters and wedges, since its acquisition by Callaway in August 1997. In addition, the Company is a supplier of investment-cast steel and titanium clubheads for companies which market the Titleist, Taylor Made, Cleveland, Cobra, and Wilson brands of golf clubs.

     Substantially all of the clubheads manufactured by the Company are used in high-quality, premium-priced golf clubs. The Company believes that a substantial portion of the clubheads manufactured by it are incorporated in clubs sold in North America, although many of the Company's clubheads are incorporated in clubs sold in parts of Asia, Europe and other parts of the world. Historically, a limited number of golf club companies have held a very substantial portion of the total market share for high-quality, premium-priced golf clubs in North America. Currently, some of the more popular high-quality, premium-priced clubs are Callaway metal woods and irons; Taylor Made metal woods and irons; Titleist metal woods, irons and putters; Odyssey putters; Wilson metal woods, irons and putters; and Cobra metal woods. Several of these golf clubheads are marketed by customers of the Company. Callaway (including Odyssey after its acquisition by Callaway in August 1997) accounted for 47%, 49% and 34% of the Company's total sales in 1999, 1998 and 1997, respectively. Fortune Brands (formerly American Brands, owner of Titleist and Cobra) accounted for 25%, 22% and 12% of the Company's total sales in 1999, 1998 and 1997, respectively. Taylor Made accounted for 12%, 14% and 23% of the Company's total sales in 1999, 1998 and 1997, respectively.

     A close working relationship typically exists between the Company and its principal golf club customers, and sales and marketing activities are conducted by a limited number of direct sales employees and senior executives of the Company.

MANUFACTURING - GOLF

     INVESTMENT-CASTING PROCESS. Investment-casting is a highly specialized method of making metal products. It has become the principal method for the manufacture of golf clubheads. Previously, woods were made of wood and irons were produced by forging and machining. Greater flexibility in the shape and weight distribution of clubheads is possible with the investment-casting process. Investment-casting facilitates perimeter weighting and the use of modern alloys. It also enhances manufacturing precision and uniformity. The enhanced precision inherent in investment-casting is particularly important in the manufacture of metal woods which can involve a significant number of separate manufacturing steps.

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

     POLISHING AND FINISHING. The Company conducts golf clubhead polishing and finishing operations in its facilities in Mexicali, Mexico. Finishing of the head for an iron or putter can require numerous separate steps and finishing of a head for a metal wood can involve many more separate steps. Most of the clubheads and substantially all of the metal woods manufactured by the Company are finished by it to customer specifications, although some of such clubheads--principally irons--are delivered to customers in an unfinished state. The Company, to assist its customers, at times also polishes and finishes limited quantities of investment-cast clubheads manufactured by other companies.

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

COMPETITION - GOLF

     The Company operates in a highly competitive environment. The Company competes against a number of manufacturers of investment-cast titanium clubheads for high-quality, premium-priced golf clubs, including but not limited to: Sturm Ruger, Inc., and Cast Alloys, Inc. The Company competes principally against two significant U.S.-based manufacturers (Hitchner Manufacturing Co., Inc. and Cast Alloys, Inc.) of investment-cast steel clubheads. The Company also competes with several foreign manufacturers of investment-cast steel clubheads, including Worldmark Services Ltd. (formerly Fu-Sheng Industrial Co. Ltd.), O-ta Precision Casting Co. Ltd., Dynamic Precision Casting MFG. Co. Ltd. and Advanced Group International Co. Ltd.

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

     Although price is a factor, the Company does not compete solely on price. Quality and service are key success factors in the premium-price golf clubhead market. The Company seeks to provide better products and service to its customers than its competitors in order to increase or retain market share.

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

     The Company also competes against golf club companies that internally produce clubheads for their clubs. The Company believes that one of the larger golf club companies, Karsten Manufacturing Co., which produces the Ping brand of clubs, manufactures substantially all of the investment-cast steel clubheads for use in its own clubs. The Company believes that this golf club company produces clubheads for its own use only and does not currently compete with the Company for the business of other golf club companies. However, Karsten Manufacturing Co. has purchased some golf clubheads for its Ping brand from the Company.

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

EMPLOYEES

     As of December 31, 1999, the Company employed 4,303 persons on a full-time basis. Of these employees, 2,655 and 772 were employed by Coastcast Corporation, S.A. and Coastcast Tijuana S. de R. L. de C. V., respectively, the Mexican subsidiaries of the Company. The Company considers its employee relations to be good.

     The production and maintenance employees in the Gardena, California facility are represented by the United Steelworkers of America. There were 189 such employees as of December 31, 1999. The collective bargaining agreement for such employees was effective May 12, 1997, and will expire on May 11, 2000.

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

     During the last half of 1999, the Company started manufacturing aluminum compressor wheels using the reusable investment pattern process. This process utilizes plaster molds and rubber patterns to produce complex, thin wall aluminum compressor wheels. The Company believes that its principal competitors in this business are Ross Aluminum Foundries, Sterling Division of Doncasters plc, and the AlliedSignal Foundry in Ireland.

DISCONTINUED OPERATIONS

     In 1993, the Company announced its decision to discontinue its aerospace business. This business was substantially phased out in 1994. In connection with the offering for sale of the Wallingford, Connecticut property, the Company had an environmental assessment performed, which identified the presence of certain chemicals associated with chlorinated solvents in groundwater beneath a portion of the property. The Company conducted investigations to determine the source and extent of the contamination. In addition, the Company determined that certain of the contaminates were present prior to its ownership and entered into a remediation cost sharing agreement with the previous owner of the property. In August 1998, the Company sold the Wallingford, Connecticut property, under an agreement which stipulates that the Company and the previous owner bear the liability to remediate the property. The Company incurred a loss on the sale of the property. The loss on sale of the property plus the Company's share of the estimated remediation costs were not adequately covered by the original reserve. As a result, for the year ended December 31, 1998, the Company reported a $157,000 loss from discontinued operations, net of income tax benefit, as shown on the Consolidated Statements of Income.

ITEM 2. PROPERTIES.

     The Company's principal executive offices and one of two steel investment casting manufacturing facilities are located in a 120,000 square foot leased facility in Rancho Dominguez, California, a suburb of Los Angeles. Approximately 20,000 square feet of this facility has been allocated to the Company's new aluminum compressor wheels business. The lease expires in October, 2003 and the Company has a five-year extension option.

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

     Clubhead polishing and finishing operations are conducted in facilities leased by the Company's subsidiary in Mexicali, Mexico under four lease agreements, comprising an aggregate of approximately 142,000 square feet. Three of the leases expire in December 2003, and the other lease expires in June 2006. All four leases have a five-year extension option.

     The Company has moved a significant portion of its steel golf clubhead casting operations to a 186,000 square foot leased investment casting facility in Tijuana, Mexico. The lease expires in April 2008 and the Company has two five-year extension options. Also, the Company has options to lease sites contiguous to the property as needed for future growth.

ITEM 3. LEGAL PROCEEDINGS.

     The Company is a party to legal actions arising in the ordinary course of business, none of which, individually or in the aggregate, in the opinion of management, after consultation with counsel, will have a material adverse effect on the business or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

NAME                     AGE  POSITION
----                     ---  --------
Hans H. Buehler          67   Chairman of the Board and Chief Executive Officer
Larry J. Cornelius       58   Vice President, Titanium Operations
Norman Fujitaki          45   Chief Financial Officer and Secretary
Ramon F. Ibarra          47   Vice President, Manufacturing
William L. Osborn        45   Vice President, Mexicali Operations
Bryan Rolfe              47   Vice President, New Product Development
Roberto Roman            57   Vice President, Human Resources
Todd L. Smith            36   Executive Vice President, Operations
Kathleen H. Wainwright   35   Senior Vice President, Sales
K. Michael Wellman       55   Senior Vice President - Foundries

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

     Mr. Cornelius joined the Company in March 1995. In July 1999, he was promoted to Vice President Titanium Casting. From 1995 to 1999, he was the Director of the Titanium operations. From 1992 to 1995, he was the Engineering Manager for IMI Titanium Inc. Mr. Cornelius has over 22 years of experience in the titanium business.

     Mr. Fujitaki joined the Company in 1994. He served as Corporate Controller from 1994 to March 1999 and was promoted to Chief Financial Officer in April 1999. He previously was employed for eight years by Neutrogena Corporation, a manufacturer and marketer of skin and hair care products, for which he served as Corporate Controller from September 1988.

     Mr. Ibarra joined the Company in 1981. Since 1989, he has served as Vice President, Manufacturing of the Company. Prior to such time, he served as the production manager for the Company with respect to all phases of its business and as the plant manager at the facility located in Rancho Dominguez, California.

     Mr. Osborn joined the Company in 1993. In July 1999, he was promoted to Vice President Mexicali Finishing. Prior to this time, he served the Company in various management capacities in the manufacturing area.

     Mr. Rolfe joined the Company in July 1998. From 1997 to June 1998, he was a consultant and President of Slotline Golf Company. From 1995 to 1997, he was the President and Chief Operating Officer of Cleveland Golf Company. Mr. Rolfe worked 20 years at Salomon North America in a variety of management positions, including Director of Operations and Finance from 1991 to 1995.

     Mr. Roman joined the Company in 1986. In July 1999, he was promoted to Vice President - Human Resources. Prior to this time, he served the Company in various management capacities in the human resource area. Mr. Roman has over 30 years of human resources experience.

     Mr. Smith joined the Company in 1981. In February 2000, he was promoted to Executive Vice President - Operations. From July 1999 to January 2000, he was the Vice President - Operations. Prior to this time, he served the Company in various management capacities in both the manufacturing and administrative areas. Mr. Smith is the son of Hans H. Buehler.

     Ms. Wainwright joined the Company in 1988. In February 2000, she was promoted to Senior Vice President - Sales. From November 1996 to January 2000, she has served as Vice President, Sales. Prior to that time, she served the Company in various capacities, including plant manager at the facility located in Wallingford, Connecticut.

     Mr. Wellman joined the Company in 2000. In February 2000, he became the Senior Vice President - Foundries. From 1993 to 1999, he was the President and owner of Commercial Titanium Casting, Inc. From 1989 to 1993, he was the Group Vice President of Sturm Ruger Inc. Mr. Wellman has over 26 years of foundry experience.

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

FISCAL YEAR                  HIGH             LOW
-----------                  ----             ---

1999
     First Quarter         $ 9 7/8        $ 6 15/16
     Second Quarter         12 3/4          8 7/8
     Third Quarter          12 7/8         10 1/2
     Fourth Quarter         16 13/16       10 11/16

1998
     First Quarter          22 5/8         13 3/8
     Second Quarter         25             16 1/4
     Third Quarter          19 5/8         8 3/8
     Fourth Quarter         9 11/16        6 5/8

The approximate number of record holders of common stock of the Company as of March 1, 2000 was 145.

DIVIDENDS

     The Company does not anticipate paying cash dividends in the foreseeable future. Any future determination as to payment of dividends will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors.

STOCK REPURCHASE

     On October 25, 1995, the Board of Directors authorized the Company to purchase up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. Under this authorization, the Company purchased 292,500 shares at a cost of $3.4 million for the year ended December 31, 1999. As of December 31, 1999, there were 164,500 shares remaining to be purchased under this authorization. In addition, in December 1999, the Board of Directors authorized the repurchase of an additional one million shares of Coastcast common stock from time to time in the open market or negotiated transactions.

BUSINESS RISKS

     CUSTOMER CONCENTRATION. The Company's sales have been and very likely will continue to be concentrated among a small number of customers. Sales to as few as three customers accounted for 84% of sales during the year ended December 31, 1999 and sales to three or four customers accounted for 85% and 84% of sales during the years ended December 31, 1998 and 1997, respectively. Sales to the Company's top customer, Callaway Golf Company (including Odyssey Golf after its acquisition by Callaway in August 1997) accounted for 47% of sales for the year ended December 31, 1999.

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

     DEPENDENCE ON MANUFACTURING PLANTS IN MEXICO. A substantial portion of the golf clubheads manufactured by the Company, including clubheads cast by the Tijuana plant, and some clubheads produced by other clubhead manufacturers, are polished and finished by the Company in its Mexicali facilities. The polishing and finishing processes used by the Company are highly labor intensive. The Company manufactures in Tijuana and Mexicali, Mexico pursuant to the "maquiladora" duty-free program established by the Mexican and U.S. governments. Such program enables the Company to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico or paying certain Mexican taxes. The Company pays certain expenses of the Mexico facilities in Mexican currency and thus is subject to fluctuations in currency value. The Company does not have any exchange rate hedging arrangements to protect against fluctuations in currency value. The Company is also subject to other customary risks of doing business outside the United States. There can be no assurance that the Mexican government will continue the "maquiladora" program or that the Company will continue to be able to take advantage of the benefits of the program. The loss of these benefits could have an adverse effect on the Company's business. The Company believes that the North American Free Trade Agreement has not had any adverse effect on its Mexican operations.

     HAZARDOUS WASTE. In the ordinary course of its manufacturing process, the Company uses hazardous substances and generates hazardous waste. The Company has no material liabilities as of December 31, 1999 under environmental laws and regulations, and believes that its operations are in substantial compliance with applicable laws and regulations. Nevertheless, no assurance can be given that the Company will not encounter environmental problems or incur environmental liabilities in the future which could adversely affect its business. See also
Item 1. Business - Discontinued Operations.

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

                                                                YEARS ENDED DECEMBER 31,
                                                ----------------------------------------------------
                                                 1999       1998       1997       1996       1995
                                                 ----       ----       ----       ----       ----
                                                           (IN THOUSANDS, EXCEPT SHARE DATA)
Consolidated Statement of Income Data (1):
   Sales                                        $120,383   $144,560   $149,515   $148,257   $ 76,001
   Gross profit                                   21,773     22,365     28,533     33,826     12,914
   Income from operations                         14,355     11,971     17,776     24,454      5,941
   Income from continuing operations
     before class action lawsuit
     settlement expense and income taxes          16,101     13,504     18,751     25,496      7,488
Class action lawsuit settlement expense              -0-        -0-        -0-        -0-      2,075
Income from Continuing
   Operations Data :
   Income before income taxes                     16,101     13,504     18,751     25,496      5,413
   Income taxes                                    6,582      5,672      7,875     10,430      2,114
   Income from continuing operations               9,519      7,832     10,876     15,066      3,299
Income from Continuing Operations Per Share--
   Basic                                        $   1.21   $   0.91   $   1.24   $   1.72   $   0.36
                                                ========   ========   ========   ========   ========
Income from Continuing Operations Per Share--
   Diluted                                      $   1.20   $   0.89   $   1.22   $   1.67   $   0.36
                                                ========   ========   ========   ========   ========
Weighted Average Shares Outstanding--Basic         7,892      8,638      8,798      8,773      9,045
                                                ========   ========   ========   ========   ========
Weighted Average Shares Outstanding--Diluted       7,924      8,837      8,924      9,038      9,099
                                                ========   ========   ========   ========   ========


                                                            AS OF DECEMBER 31,
                                                -----------------------------------------------
                                                 1999      1998      1997      1996      1995
                                                 ----      ----      ----      ----      ----
                                                              (IN THOUSANDS)
Consolidated Balance Sheet
   Data:
   Working Capital                              $58,155   $46,717   $56,795   $44,800   $34,788
   Total Assets                                  92,316    83,673    90,025    76,100    58,908
   Deferred compensation                            541       295     1,614       438       -0-
   Shareholders' equity                          83,290    77,142    78,391    66,487    50,252

(1) In October 1993, the Company announced its decision to discontinue its aerospace business. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated operating results expressed in thousands of dollars and as a percentage of sales.

                                                      YEARS ENDED DECEMBER 31,
                            -----------------------------------------------------------------------------
                                     1999                       1998                       1997
                                     ----                       ----                       ----
                            AMOUNT        PERCENT      AMOUNT        PERCENT      AMOUNT          PERCENT
                            ------        -------      ------        -------      ------          -------
Sales                       $120,383      100.0        $144,560      100.0        $149,515      100.0
Cost of sales                 98,610       81.9         122,195       84.5         120,982       80.9
Gross profit                  21,773       18.1          22,365       15.5          28,533       19.1
Selling, general
   and administrative          7,418        6.2          10,394        7.2          10,757        7.2
Income from continuing
   operations                 14,355       11.9          11,971        8.3          17,776       11.9
Other income, net              1,746        1.5           1,533        1.1             975        0.6
Income from continuing
   operations before
   Income taxes               16,101       13.4          13,504        9.3          18,751       12.5


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

     Sales decreased $24.2 million, or 17%, to $120.4 million for 1999 from $144.6 million for 1998. The decline in sales was due to an over 34% decrease in sales volume of clubheads during the first half of 1999 partially offset by an increase in clubhead sales in the second half of 1999. Titanium clubhead sales represented approximately 42% and 41% of total sales for 1999 and 1998, respectively. Sales to Callaway Golf Company, including sales to Odyssey Golf after its acquisition by Callaway Golf Company in August 1997, represented 47% of total sales for 1999 compared to 49% in 1998. There is no assurance that sales to Callaway will represent similar percentages of total sales in the future.

     Gross profit decreased $.6 million, or 3%, to $21.8 million for 1999 from $22.4 million for 1998. The gross profit margin increased to 18% in 1999 from 16% in 1998. The improvement in gross margin was due principally to higher costs incurred in the last half of 1998 associated with inventory write-downs, new products and the start up of the Tijuana plant.

     Selling, general and administrative expense decreased by $3.0 million, or 29%, to $7.4 million for 1999 from $10.4 million for 1998. The decrease in selling, general and administrative expense was due primarily to decreased payroll and related expenses, legal expenses and life insurance expense partially offset by an increase in deferred compensation expense principally because the prior year included the forfeiture and curtailment of these benefits which resulted in a large reduction in deferred compensation expense for the year ended December 31, 1998.

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

DISCONTINUED OPERATIONS

     In 1993, the Company announced its decision to discontinue its aerospace business. This business was substantially phased out in 1994. In connection with the offering for sale of the Wallingford, Connecticut property, the Company had an environmental assessment performed, which identified the presence of certain chemicals associated with chlorinated solvents in groundwater beneath a portion of the property. The Company conducted investigations to determine the source and extent of the contamination. In addition, the Company determined that certain of the contaminates were present prior to its ownership and entered into a remediation cost sharing agreement with the previous owner of the property. In August 1998, the Company sold the Wallingford, Connecticut property, under an agreement which stipulates that the Company and the previous owner bear the liability to remediate the property. The Company incurred a loss on the sale of the property. The loss on sale of the property plus the Company's share of the estimated remediation costs were not adequately covered by the original reserve. As a result, the Company reported a $.2 million loss from discontinued operations, net of income tax benefit, as shown on the Consolidated Statements of Income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash and cash equivalents position at December 31, 1999 was $42.8 million compared to $27.6 million on December 31, 1998, an increase of $15.2 million. Net cash provided by operating activities was $17.6 million for the year ended December 31, 1999. Net income of $9.5 million, depreciation and amortization of $4.1 million, a decrease in prepaids and other current assets of $4.2 million and an increase in accounts payable and accrued liabilities of $2.1 million, were partially offset by an increase in accounts receivables and inventory of $1.6 million and $.7 million, respectively. Cash provided from investing activities of $.9 million consist primarily of the surrender of life insurance policies of $6.2 million partially offset by $4.2 million of capital expenditures and the net purchases of investments of $1.0 million. Net cash used by financing activities of $3.3 million consists mainly of the repurchase of Company common stock of $3.4 million.

     The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5 million and which had no outstanding balance at December 31, 1999. This line of credit, which expires on May 30, 2000, bears interest at the bank's prime rate or LIBOR plus 2%.

     On October 25, 1995, the Board of Directors authorized the Company to purchase up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. Under this authorization, the Company purchased 292,500 shares at a cost of $3.4 million for the year ended December 31, 1999. As of December 31, 1999, there were 164,500 shares remaining to be purchased under this authorization. In addition, in December 1999, the Board of Directors authorized the repurchase of an additional one million shares of Coastcast common stock from time to time in the open market or negotiated transactions.

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

                                             YEAR ENDED                                   YEAR ENDED
                                         DECEMBER 31, 1999                             DECEMBER 31, 1998
                             ---------------------------------------------------------------------------------------
                               1ST        2ND         3RD        4TH         1ST        2ND         3RD        4TH
                             QUARTER    QUARTER     QUARTER    QUARTER     QUARTER    QUARTER     QUARTER    QUARTER
                             -------    -------     -------    -------     -------    -------     -------    -------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Sales                        $ 27,091    $ 33,582   $ 31,957    $ 27,753   $ 45,321    $ 43,588   $ 31,627   $ 24,024
Gross profit (loss)             5,849       7,636      3,776       4,512      9,649       9,580      3,147       (11)
Income (loss) before taxes      3,976       5,796      2,603       3,726      6,928       6,903      1,175    (1,502)
Provision for income taxes      1,670       2,434      1,032       1,446      2,910       2,899        493      (630)
Income from continuing
 operations                     2,306       3,362      1,571       2,280      4,018       4,004        682      (872)
Loss from discontinued
 operations                       -0-         -0-        -0-         -0-        -0-         -0-      (157)        -0-
Net income                      2,306       3,362      1,571       2,280      4,018       4,004        525      (872)

Net income per share - basic      .29         .43        .20         .29        .45         .44        .06      (.11)
Net income per share-diluted      .29         .42        .20         .29        .44         .42        .06      (.11)

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

BACKLOG

     As of December 31, 1999, the Company had a backlog of approximately $34.5 million as compared to a backlog of approximately $25.4 million as of December 31, 1998. The Company believes that its current backlog is scheduled to be shipped in the ensuing four months. Although many of the Company's customers release purchase orders months prior to the requested delivery date, these orders are generally cancelable without penalty provided that no production has commenced. If production has commenced, an order is cancelable upon payment of the cost of production. Historically, the Company's backlog generally has been the highest in the second and third quarters due principally to seasonal factors. Backlog is not necessarily indicative of future operating results.

YEAR 2000 CONVERSION AND RESIDUAL EFFECT

     To date, the Company's has not experienced any problems associated with the year 2000. However, that does not mean that the year 2000 problem will not affect us in the future. For example, programs may fail to recognize February 29, 2000 as a leap year date as a result of an exception to the calculation of leap years that will occur in the year 2000. These residual year 2000 issues could have an adverse impact on our operations.

     If residual year 2000 problems cause the failure of any of the technology, software or systems necessary to use our products or operate our business, we could lose customers, suffer significant disruptions in our business, lose revenues and incur substantial liabilities and expenses. We could also become involved in costly litigation resulting from residual year 2000 problems. These problems could materially and adversely affect our business, results of operations and financial condition. In addition, a disruption in the operations of parties with whom we interact could materially and adversely affect our business, results of operations and financial condition.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item with respect to directors is incorporated herein by reference to the information contained under the caption "Nomination and Election of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 21, 2000, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999. Information with respect to executive officers is included in Part I of this Report. The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 21, 2000, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item is incorporated herein by reference to the information contained under the caption "Executive Compensation and Other Information" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 21, 2000, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item is incorporated herein by reference to the information contained under the captions "Voting Securities and Principal Shareholders" and "Stock Ownership of Management" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 21, 2000, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item is incorporated herein by reference to the information contained under the caption "Certain Transactions" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 21, 2000, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 1999.

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

(b) REPORTS ON FORM 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2000                        COASTCAST CORPORATION

                                            By: /s/ HANS H. BUEHLER
                                               ---------------------------
                                               Hans H. Buehler, Chief
                                               Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 1, 2000.

     SIGNATURE                                          TITLE
     ---------                                          -----

     /s/ HANS H. BUEHLER
---------------------------
Hans H. Buehler                        Chairman of the Board and Chief Executive
                                       Officer (Principal Executive Officer)

     /s/ NORMAN FUJITAKI
---------------------------
Norman Fujitaki                        Chief Financial Officer and Secretary
                                       (Principal Financial and Accounting Officer)

     /s/ ROBERT L. GATES
---------------------------
Robert L. Gates                        Director

     /s/ ROBERT H. GOON
---------------------------
Robert H. Goon                         Director

     /s/ EDWIN A. LEVY
---------------------------
Edwin A. Levy                          Director

     /s/ LEE E. MIKLES
---------------------------
Lee E. Mikles                          Director

     /s/ PAUL A. NOVELLY
---------------------------
Paul A. Novelly                        Director

     /s/ JONATHAN P. VANNINI
---------------------------
Jonathan P. Vannini                    Director

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES


CONSOLIDATED FINANCIAL STATEMENTS                                                               PAGE NUMBER
--------------------------------                                                                -----------
Independent Auditors' Report                                                                         23

Consolidated Balance Sheets as of December 31, 1999 and 1998                                         24

Consolidated Statements of Income for the years ended December 31, 1999, 1998
      and 1997                                                                                       25

Consolidated Statements of Shareholders' Equity for the years ended December 31,
      1997, 1998 and 1999                                                                            26

Consolidated Statements of Cash Flows for the years ended December 31, 1999,
      1998 and 1997                                                                                  27

Notes to Consolidated Financial Statements                                                           28

SCHEDULES

Independent Auditors' Report                                                                         39

Schedule II--Valuation and Qualifying Accounts for the years ended December 31,
      1997, 1998 and 1999                                                                            40

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Coastcast Corporation:

We have audited the accompanying consolidated balance sheets of Coastcast Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coastcast Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 7, 2000

                                          COASTCAST CORPORATION

                                       CONSOLIDATED BALANCE SHEETS

                                                                                                   DECEMBER 31,
                                                                                   ------------------------------------------
                                                                                         1999                     1998
                                                                                   -----------------        -----------------
                                   A S S E T S

Current assets:
   Cash and cash equivalents (Note 1)                                                   $42,740,000             $ 27,551,000
   Trade accounts receivable, net of allowance for doubtful
     accounts of $500,000 and $600,000 at December 31, 1999
     and 1998, respectively (Note 1)                                                      9,179,000                7,556,000
   Inventories (Notes 1 and 3)                                                           11,059,000               10,326,000
   Prepaid income taxes                                                                     550,000                4,011,000
   Prepaid expenses and other current assets                                              1,627,000                2,378,000
   Deferred income taxes (Notes 1 and 8)                                                  1,485,000                1,131,000
                                                                                   -----------------        -----------------
       Total current assets                                                              66,640,000               52,953,000
Property, plant and equipment, net (Notes 1 and 4)                                       24,170,000               24,116,000
Cash surrender value of  life insurance (Note 7)                                                  -                6,215,000
Investments (Note 1)                                                                        925,000                        -
Other assets, net                                                                           581,000                  389,000
                                                                                   -----------------        -----------------
                                                                                       $ 92,316,000             $ 83,673,000
                                                                                   =================        =================
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                                     $ 4,949,000              $ 2,804,000
   Accrued liabilities (Note 6)                                                           3,536,000                3,432,000
                                                                                   -----------------        -----------------
       Total current liabilities                                                          8,485,000                6,236,000
Deferred compensation (Note 7)                                                              541,000                  295,000
                                                                                   -----------------        -----------------
       Total liabilities                                                                  9,026,000                6,531,000
Commitments and contingencies (Notes 7 and 9)
Shareholders' Equity (Notes 1 and 10):
   Preferred stock, no par value, 2,000,000 shares authorized;
      none issued and outstanding
   Common stock, no par value, 20,000,000 shares authorized;
      7,701,571 and 7,989,404 shares issued and outstanding as of
      December 31, 1999 and 1998, respectively                                           26,964,000               30,309,000
   Retained earnings                                                                     56,352,000               46,833,000
   Accumulated other comprehensive income                                                  (26,000)                        -
                                                                                  ------------------        -----------------
       Total shareholders' equity                                                        83,290,000               77,142,000
                                                                                  ------------------        -----------------
                                                                                        $92,316,000             $ 83,673,000
                                                                                  ==================        =================


          See accompanying notes to consolidated financial statements.

                              COASTCAST CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------
                                                                1999                  1998                    1997
                                                          -----------------     -----------------       -----------------
Sales (Notes 1 and 12)                                        $120,383,000           $144,560,000           $149,515,000
Cost of sales                                                   98,610,000            122,195,000            120,982,000
                                                          -----------------     -----------------       -----------------
Gross profit                                                    21,773,000             22,365,000             28,533,000
Selling, general and administrative                              7,418,000             10,394,000             10,757,000
                                                          -----------------     -----------------       -----------------
Income from operations                                          14,355,000             11,971,000             17,776,000
Other income, net                                                1,746,000              1,533,000                975,000
                                                          -----------------     -----------------       -----------------
Income before income taxes                                      16,101,000             13,504,000             18,751,000
Provision for income taxes (Notes 1 and 8)                       6,582,000              5,672,000              7,875,000
                                                          -----------------     -----------------       -----------------
Income from continuing operations                                9,519,000              7,832,000             10,876,000
Loss from discontinued operations (net of
  income tax benefit of $113,000 - Notes 1 and 2)                        -               (157,000)                     -
                                                          -----------------     -----------------       -----------------
Net income                                                    $  9,519,000           $  7,675,000           $ 10,876,000
                                                          =================     =================       =================

NET INCOME PER SHARE (Notes 1 and 11)
Income from continuing operations per
    share - basic                                             $       1.21           $        .91           $       1.24
Discontinued operations per share - basic                                -                   (.02)                     -
                                                          -----------------     -----------------       -----------------
Net income per share - basic                                  $       1.21           $        .89           $       1.24
                                                          =================     =================       =================
Weighted average shares outstanding                              7,892,360              8,637,724              8,797,734
                                                          =================     =================       =================
Income from continuing operations per share -
  diluted                                                     $       1.20           $        .89           $       1.22
Discontinued operations per share - diluted                              -                   (.02)                     -
                                                          -----------------     -----------------       -----------------
Net income per share - diluted                                $       1.20           $        .87           $       1.22
                                                          =================     =================       =================
Diluted weighted average shares outstanding                      7,923,957              8,837,304              8,924,262
                                                          =================     =================       =================


          See accompanying notes to consolidated financial statements.

                             COASTCAST CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1997, 1998 and 1999

                                                        Common Stock                        Other
                                               --------------------------                   Compre-
                                                Number of                      Retained     hensive                    Comprehensive
                                                 Shares         Amount         Earnings     Income        Total           Income
                                               ----------    ------------    -----------   --------    ------------    ------------
BALANCE AT JANUARY 1, 1997                      8,777,890    $ 38,205,000    $28,282,000   $   --      $ 66,487,000
  Stock options exercised, including related
    income tax benefit (Note 10)                   71,115         759,000                                   759,000
  Director compensatory stock options                             269,000                                   269,000
  Net income                                                                  10,876,000                 10,876,000      10,876,000
                                               ----------    ------------    -----------   --------    ------------    ------------
BALANCE AT DECEMBER 31, 1997                    8,849,005      39,233,000     39,158,000                 78,391,000    $ 10,876,000
  Stock options exercised, including related                                                                           ============
    income tax benefit (Note 10)                  205,199       3,184,000                                 3,184,000
  Director compensatory stock options                             269,000                                   269,000
  Repurchase of common stock                   (1,064,800)    (12,377,000)                              (12,377,000)
  Net income                                                                   7,675,000                  7,675,000       7,675,000
                                               ----------    ------------    -----------   --------    ------------    ------------
BALANCE AT DECEMBER 31, 1998                    7,989,404      30,309,000     46,833,000                 77,142,000    $  7,675,000
  Stock options exercised, including related                                                                           ============
    income tax benefit (Note 10)                    4,667          48,000                                    48,000
  Repurchase of common stock                     (292,500)     (3,393,000)                               (3,393,000)
  Unrealized loss on investments, net of
    income tax benefit of $19,000                                                           (26,000)        (26,000)        (26,000)
  Net income                                                                   9,519,000                  9,519,000       9,519,000
                                               ----------    ------------    -----------   --------    ------------    ------------
BALANCE AT DECEMBER 31, 1999                    7,701,571    $ 26,964,000    $56,352,000   $(26,000)   $ 83,290,000    $  9,493,000
                                               ==========    ============    ===========   ========    ============    ============


          See accompanying notes to consolidated financial statements.

                             COASTCAST CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEARS ENDED DECEMBER 31,
                                                                         --------------------------------------------
                                                                              1999            1998            1997
                                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                          $  9,519,000    $  7,675,000    $ 10,876,000
     Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                        4,089,000       3,375,000       2,838,000
       Goodwill amortization                                                   18,000            --              --
       Loss on disposal of machinery and equipment                             91,000       1,001,000         305,000
       Change in accrual for disposal of aerospace business                      --          (701,000)       (180,000)
       Deferred compensation                                                  246,000      (1,319,000)      1,176,000
       Deferred income taxes                                                 (334,000)        765,000        (656,000)
       Non-employee director compensatory stock options                          --           269,000         269,000
       Changes in operating assets and liabilities:
         Trade accounts receivable                                         (1,621,000)      5,337,000      (1,110,000)
         Inventories                                                         (728,000)     10,882,000         452,000
         Prepaid expenses and other current assets                          4,216,000      (4,370,000)      2,781,000
         Accounts payable and accrued liabilities                           2,127,000      (3,784,000)        845,000
                                                                         ------------    ------------    ------------
           Net cash provided by operating activities                       17,623,000      19,130,000      17,596,000
                                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of property, plant and equipment                             (4,247,000)     (8,787,000)     (2,127,000)
     Proceeds from disposal of machinery and equipment                         80,000         687,000          76,000
     Surrender (purchase) of life insurance policies                        6,215,000      (2,686,000)     (1,857,000)
     Purchase of investments                                               (1,107,000)           --              --
     Sales/maturities of investments                                          136,000            --              --
     Purchase of business, net of cash acquired                              (233,000)           --              --
     Other assets                                                              67,000         213,000        (320,000)
                                                                         ------------    ------------    ------------
           Net cash provided by (used in) investing activities                911,000     (10,573,000)     (4,228,000)
                                                                         ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from issuance of common stock upon exercise of
       options net of related tax benefit                                      48,000       3,184,000         759,000
     Repurchase of common stock                                            (3,393,000)    (12,377,000)           --
                                                                         ------------    ------------    ------------
           Net cash (used in) provided by financing activities             (3,345,000)     (9,193,000)        759,000
                                                                         ------------    ------------    ------------

     NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  15,189,000        (636,000)     14,127,000
     CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      27,551,000      28,187,000      14,060,000
                                                                         ------------    ------------    ------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 42,740,000    $ 27,551,000    $ 28,187,000
                                                                         ============    ============    ============
     SUPPLEMENTAL CASH FLOW INFORMATION:
           Cash paid during the year for income taxes                    $  3,436,000    $  8,546,000    $  5,544,000
                                                                         ============    ============    ============


          See accompanying notes to consolidated financial statements.

                              COASTCAST CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION--The accompanying consolidated financial statements include the accounts of Coastcast Corporation (the "Company") and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

     ORGANIZATION AND OPERATIONS--Coastcast Corporation is incorporated under the laws of the State of California. The Company principal business is the production of investment-cast golf clubheads, and precision investment castings and related engineering for the medical industry. The Company sells its products to customers of varying strength and financial resources, principally located in the United States. The Company has three wholly-owned subsidiaries, two are incorporated under the laws of the Mexican maquiladora program and their principal activities are the production of golf clubheads, and the other is incorporated in the State of California and manufactures aluminum compressor wheels.

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

     DISCONTINUED OPERATIONS--The Company has historically manufactured investment-cast aerospace and other industrial products in addition to golf clubheads and orthopedic implant products. In October 1993, the Company announced its decision to discontinue its aerospace business, and as of June 1994, had essentially phased out this business (See Note 2).

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

     PROPERTY, PLANT AND EQUIPMENT--Property, plant and equipment are stated at cost. Depreciation and amortization are provided using primarily the straight-line method over the estimated useful lives of the related assets as follows:

             Building and improvements                  5-31 years
             Machinery and equipment                    5-7 years
             Transportation                             5-7 years
             Furniture, fixtures and computers          3-7 years

     IMPAIRMENT OF LONG-LIVED ASSETS--The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of an asset, an impairment loss is recognized.

     INVESTMENTS-- Investments are included in an irrevocable rabbi trust and are considered available for sale and carried at fair value. Fair value for fixed maturity investments and equity securities is based on quoted market prices. Unrealized appreciation or depreciation on fixed maturity investments and equity securities is included in shareholders' equity. Gains and losses on sales of investments are computed on the specific identification method and are reflected in Other income, net.

     INCOME TAXES--Deferred income taxes are recognized based on differences between the financial statement and tax bases of assets and liabilities using presently enacted tax rates (see Note 8).

     EARNINGS PER SHARE--Basic net income per share is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock outstanding and dilutive potential common shares from stock options (using the treasury stock method).

     FAIR VALUE OF FINANCIAL INSTRUMENTS--The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments.

     RECLASSIFICATIONS--Certain prior year balances have been reclassified to reflect the current year presentation.

     ACCOUNTING PRONOUNCEMENT--In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company's required adoption date is January 1, 2001. The Company believes that the effect of the adoption of Statement No. 133 will not be material on its results of operations or financial position.

2. DISCONTINUED OPERATIONS

     The plan adopted in 1993 to phase out the aerospace business was substantially completed in 1994. In connection with the offering for sale of the Wallingford, Connecticut property, the Company had an environmental assessment performed, which identified the presence of certain chemicals associated with chlorinated solvents in groundwater beneath a portion of the property. The Company conducted investigations to determine the source and extent of the contamination. In addition, the Company determined that certain of the contaminates were present prior to its ownership and entered into a remediation cost sharing agreement with the previous owner of the property. In August 1998, the Company sold the Wallingford, Connecticut property, under an agreement which stipulates that the Company and the previous owner bear the liability to remediate the property. The Company incurred a loss on the sale of the property. The loss on sale of the property plus the Company's share of the estimated remediation costs were not adequately covered by the original reserve. As a result, the Company reported a $157,000 loss from discontinued operations, net of income tax benefit, as shown on the Consolidated Statements of Income.

3.   INVENTORIES

     Inventories consist of the following:

                                                          DECEMBER 31,
                                         --------------------------------------------
                                                1999                     1998
                                         -------------------      -------------------
     Raw materials and supplies                $  4,771,000              $ 5,137,000
     Tooling                                        165,000                  225,000
     Work-in-process                              5,698,000                4,019,000
     Finished goods                                 425,000                  945,000
                                         -------------------      -------------------
                                               $ 11,059,000             $ 10,326,000
                                         ===================      ===================

     Included above are costs incurred for the production of tooling which is subsequently sold to customers upon acceptance of the first production unit.

4.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                                        DECEMBER 31,
                                                        ---------------------------------------------
                                                               1999                      1998
                                                        --------------------      -------------------
     Land                                                      $  2,186,000             $  2,186,000
     Buildings and improvements                                  10,517,000                9,945,000
     Machinery and equipment                                     29,115,000               27,861,000
     Transportation                                               2,436,000                  857,000
     Furniture, fixtures and computers                            3,659,000                3,078,000
                                                        --------------------      -------------------
                                                                 47,913,000               43,927,000
     Less accumulated depreciation and amortization              23,743,000               19,811,000
                                                        --------------------      -------------------
                                                              $  24,170,000            $  24,116,000
                                                        ====================      ===================

     Depreciation and amortization expense for 1999, 1998 and 1997 was $4,089,000, $3,375,000 and $2,838,000, respectively.

5.   SHORT-TERM BORROWINGS

     The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5,000,000 and which had no outstanding balance at December 31, 1999 and 1998. This line of credit, which expires on May 30, 2000, bears interest at the bank's prime rate or LIBOR plus 2%.

6.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                               DECEMBER 31,
                                              -----------------------------------------------
                                                      1999                      1998
                                              ---------------------      --------------------
     Accrued payroll and related expenses            $   1,533,000              $  1,279,000
     Accrued vacation                                      931,000                   738,000
     Accrued insurance                                     504,000                   668,000
     Other accrued expenses                                568,000                   747,000
                                              ---------------------      --------------------
                                                     $   3,536,000              $  3,432,000
                                              =====================      ====================

7.   RETIREMENT PLANS

     The Company has a defined benefit plan which covers substantially all of its hourly union employees. The plan provides for a monthly benefit payable for the participant's lifetime commencing the first day of the month following the attainment of age sixty-five in an amount equal to $9.50 to $10.85 multiplied by the participant's credited service.

     The following table sets forth the plan's change in benefit obligation, change in plan assets and components of net pension cost:

                                                                    DECEMBER 31,
                                                     -----------------------------------------
                                                          1999          1998          1997
                                                     -----------    -----------    -----------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year              $ 2,280,000    $ 1,778,000
Service cost                                              48,000         75,000
Interest cost                                            140,000        139,000
Actuarial loss from change in assumptions               (207,000)       384,000
Actuarial loss (gain)                                     39,000        (33,000)
Benefits paid                                           (146,000)       (63,000)
                                                     -----------    -----------
Benefit obligation at end of year                      2,154,000      2,280,000
                                                     ===========    ===========
CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year         2,239,000      2,187,000
Actual return on plan assets                             114,000        115,000
Benefits paid                                           (146,000)       (63,000)
                                                     -----------    -----------
Fair value of plan assets at end of year               2,207,000      2,239,000
                                                     ===========    ===========

Funded status                                             53,000        (41,000)
Unrecognized actuarial loss (gain)                       (29,000)       101,000
Unrecognized prior service cost                           84,000         91,000
Unrecognized transition obligation                       (96,000)      (121,000)
                                                     -----------    -----------
Net amount recognized                                $    12,000    $    30,000
                                                     ===========    ===========

COMPONENTS OF NET PENSION COST:
Service cost                                         $    48,000    $    75,000    $    34,000
Interest cost                                            140,000        139,000        112,000
Return on plan assets                                   (114,000)      (115,000)      (347,000)
Amortization and deferral                                (56,000)       (44,000)       199,000
                                                     -----------    -----------    -----------
Net pension cost (income)                            $    18,000    $    55,000    $    (2,000)
                                                     ===========    ===========    ===========

     The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7% and 6.5% in 1999 and 1998, respectively. The expected long-term rate of return on assets was 7% and 6.5% for 1999 and 1998, respectively.

     Effective January 1, 1996, the Company adopted a retirement savings plan (the "401(k) Plan") pursuant to which all U.S. employees who satisfy the age and service requirements under the plan and who are not covered by collective bargaining agreements may defer compensation for income tax purposes under section 401(k) of the Internal Revenue Code of 1986. Participants may contribute up to 15% of their compensation up to the maximum permitted under federal law. The Company is obligated to contribute annually an amount equal to 25% of each participant's contribution up to 6% of that participant's annual compensation. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $93,000, $108,000 and $78,000 during 1999, 1998 and 1997, respectively.

     On September 1, 1996, the Company adopted a supplemental executive retirement plan (the "SERP") for certain key employees. Benefits generally accrued at a rate of 7% of final average salary per year of participation in the plan, up to 10 years. In general, participants in the plan only become fully vested with respect to their accrued benefits upon completion of 5 years of plan participation. The benefits under this plan were frozen effective December 31, 1997, except for the Chairman and Chief Executive Officer who voluntarily relinquished all of his rights under this plan. An amended and restated supplemental executive retirement plan was approved effective January 1, 1998. The amended plan revises the benefit formula for participants and provides additional flexibility with respect to funding. Under the amended plan, benefits generally accrues ratably over 25 years of service at 2% per year (up to a maximum of 25 years of service) with the actual benefit being dependent on years of service with Company subject to the social security offset.

     The following table sets forth the plan's change in benefit obligation, change in plan assets and components of net pension cost:

                                                                         DECEMBER 31,
                                                          ------------------------------------------
                                                              1999           1998            1997
                                                          -----------    ------------   ------------
CHANGE IN BENEFIT OBLIGATION:

Benefit obligation at beginning of year                   $ 1,459,000    $ 4,631,000
Curtailment as of January 1, 1998                                --       (4,032,000)
Service cost                                                   94,000         81,000
Interest cost                                                  83,000         83,000
Actuarial loss (gain) from change in assumptions             (162,000)        93,000
Amendment                                                       7,000        186,000
Actuarial loss (gain)                                        (130,000)       417,000
                                                          -----------    -----------
Benefit obligation at end of year                           1,351,000      1,459,000
                                                          ===========    ===========
CHANGE IN PLAN ASSETS:                                           --             --
                                                          ===========    ===========

Funded status                                              (1,351,000)    (1,459,000)
Unrecognized actuarial loss                                   191,000        491,000
Unrecognized prior service cost                               162,000        177,000
Unrecognized transition obligation                            457,000        496,000
                                                          -----------    -----------
(Accrued)/prepaid benefit cost                            $  (541,000)   $  (295,000)
                                                          ===========    ===========

COMPONENTS OF NET PENSION COST:

Service cost                                              $    94,000    $    81,000    $   759,000
Interest cost                                                  83,000         83,000        276,000
Amortization and deferral                                      69,000         74,000        198,000
Curtailment/forfeitures                                          --       (1,807,000)      (128,000)
1996 amortized (unamortized) expense                             --          250,000         71,000
                                                          -----------    -----------    -----------
Net pension cost (income)                                 $   246,000    $(1,319,000)   $ 1,176,000
                                                          ===========    ===========    ===========

     The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% for both 1999 and 1998. To fund this plan, the Company prior to December 31, 1998 purchased whole-life insurance contracts on certain participants. All the whole-life insurance contracts were surrendered for cash during 1999. A portion of the cash received from the surrender of the contracts is invested in marketable securities in an irrevocable rabbi trust and is presented as an asset of the Company in the accompanying consolidated balance sheets.

     The Company does not provide any other post-retirement benefits to its employees.

8.   INCOME TAXES

The provision for income taxes is as follows:

                                YEARS ENDED DECEMBER 31,
                       -----------------------------------------
                           1999           1998           1997
                       -----------    -----------    -----------
Current:
     Federal           $ 5,464,000    $ 3,675,000    $ 7,045,000
     State               1,173,000        753,000      1,703,000
     Foreign               327,000        251,000        (73,000)
                       -----------    -----------    -----------

                         6,964,000      4,679,000      8,675,000
                       -----------    -----------    -----------
Deferred:
     Federal              (309,000)       844,000       (651,000)
     State                 (73,000)       149,000       (149,000)
                       -----------    -----------    -----------
                          (382,000)       993,000       (800,000)
                       -----------    -----------    -----------
                       $ 6,582,000    $ 5,672,000    $ 7,875,000
                       ===========    ===========    ===========


     The actual provision on income before income taxes differs from the statutory federal income tax rate due to the following:

                                                             YEARS ENDED DECEMBER 31,
                                                     -----------------------------------------
                                                         1999           1998           1997
                                                     -----------    -----------    -----------
Federal income taxes at the statutory rate           $ 5,635,000    $ 4,726,000    $ 6,563,000
State income taxes, net of federal benefit               735,000        618,000      1,030,000
California investment tax credit                         (18,000)       (67,000)       (30,000)
Other items                                              230,000        395,000        312,000
                                                     -----------    -----------    -----------
                                                     $ 6,582,000    $ 5,672,000    $ 7,875,000
                                                     ===========    ===========    ===========

     The tax effects of items comprising the Company's net deferred income tax asset are as follows:

                                                        December 31,
                                                --------------------------
                                                    1999           1998
                                                -----------    -----------
     Allowance for doubtful accounts            $   210,000    $   254,000
     Deferred compensation                          227,000        124,000
     Accrued expenses                               464,000        404,000
     Inventory reserve                              575,000        750,000
     State income taxes                             309,000        299,000
     Depreciation                                   115,000       (252,000)
     Other items                                   (415,000)      (448,000)
                                                -----------    -----------
                                                $ 1,485,000    $ 1,131,000
                                                ===========    ===========

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

     The future minimum lease payments required under these leases as of December 31, 1999 are as follows:

         YEAR ENDING
         DECEMBER 31,
         --------------------------------------------
         2000                            $ 1,710,000
         2001                              1,710,000
         2002                              1,710,000
         2003                              1,628,000
         2004                                824,000
         Thereafter                        2,529,000
                                        -------------
                                        $ 10,111,000
                                        =============

     Rent expense for 1999, 1998 and 1997 was approximately $1,710,000, $1,669,000 and $1,106,000, respectively.

10.  STOCK OPTION PLANS

     Under the Company's 1996 Amended and Restated Employee Stock Option Plan ("1996 Employee Stock Option Plan"), a maximum of 1,950,000 shares of common stock may be issued pursuant to exercise of options granted to officers and key employees under the plan. Options may be granted under the plan at prices which are equal to or greater than the fair market value of the shares at the date of grant. The options become exercisable over a period of time as determined by the Board of Directors or a committee of directors and generally expire ten years from the date of grant or earlier following termination of employment. As of December 31, 1999, an aggregate of 629,359 shares had been purchased pursuant to the exercise of options granted under the plan, options to purchase an aggregate of 781,156 shares were outstanding (including options which were then exercisable to purchase 547,584 shares), and 539,485 shares were available for additional grants of options under the plan.

     Under the Company's 1995 Amended and Restated Non-Employee Director Stock Option Plan ("1995 Director Stock Option Plan"), a maximum of 200,000 shares of common stock may be issued pursuant to exercise of options granted under the plan to certain non-employee directors. Options are granted under the plan at prices equal to the fair market value of the shares at the date of grant. The options generally become exercisable over a three-year period of time and expire at the earlier of one year after the optionee ceases to be a director or ten years from the date of grant. As of December 31, 1998, no shares had been purchased under the plan, options to purchase an aggregate of 200,000 shares were outstanding under the plan, including 136,666 shares as to which such options were then exercisable, and no shares were available for additional grants of options under the plan.

     In April 1996, the Board of Directors granted to a non-employee options to purchase 30,000 shares of common stock, all of which were outstanding and exercisable as of December 31, 1999. These options were not issued under the foregoing option plans.

     In September 1997, the Board of Directors approved the repricing of all employee stock options having exercise prices above the fair market value as of the repricing date. A total of 591,783 shares were repriced.

     The following summarizes the Company's stock option activity under all arrangements for the three years ended December 31, 1999:

                                                     WEIGHTED
                                                     AVERAGE
                                                     EXERCISE
                                         NUMBER       PRICE
                                       ---------    ---------
Balance, January 1, 1997               1,291,459    $   14.48
     Granted                              63,540        15.50
     Forfeited                           (70,371)       15.22
     Exercised                           (71,115)        8.60
                                       ---------    ---------
Balance, December 31, 1997             1,213,513    $   13.57
     Granted                             530,230        14.68
     Forfeited                          (454,727)       15.36
     Exercised                          (205,199)       11.57
                                       ---------    ---------
Balance, December 31, 1998             1,083,817    $   13.75
     Granted                             111,950        11.33
     Forfeited                          (179,944)       12.92
     Exercised                            (4,667)       10.25
                                       ---------    ---------
Balance, December 31, 1999             1,011,156    $   13.86
                                       =========    =========

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                                 WEIGHTED            WEIGHTED                                  WEIGHTED
                            NUMBER               AVERAGE              AVERAGE             NUMBER               AVERAGE
    RANGE OF             OUTSTANDING            REMAINING            EXERCISE           EXERCISABLE            EXERCISE
 EXERCISE PRICES         AT 12/31/99         CONTRACTUAL LIFE          PRICE            AT 12/31/99             PRICE
-------------------    -----------------    -------------------    --------------    ------------------    -----------------
$7.31 - 10.00                   152,500            7.1                     $9.09               111,666                $9.62
10.38 - 13.63                   370,017            7.2                     12.91               230,013                12.68
14.13                           375,109            6.5                     14.13               291,438                14.13
14.50 - 22.25                    73,530            7.0                     19.57                41,133                20.28
27.00 - 30.00                    40,000            5.9                     27.75                40,000                27.75
                       -----------------    -------------------    --------------    ------------------    -----------------
$7.31 - 30.00                 1,011,156            6.9                    $13.86               714,250               $14.07
                       =================    ===================    ==============    ==================    =================

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

                                                                                  YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------------------------
                                                                     1999                    1998                  1997
                                                               ------------------      -----------------     ------------------
Net income:                               As reported                 $9,519,000             $7,675,000            $10,876,000
                                          Pro forma                    9,184,000              6,869,000              8,749,000

Net income per share - basic:             As reported                      $1.21                   $.89                  $1.24
                                          Pro forma                        $1.16                   $.80                   $.99

Net income per share - diluted:           As reported                      $1.20                   $.87                  $1.22
                                          Pro forma                        $1.14                   $.76                   $.95


     The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in 1999, 1998 and 1997, respectively: no dividend yield, expected volatility of 67.0%, 71.8% and 67.0%, risk-free interest rate of 5.7%, 4.3% and 5.8%, and expected term of 4.0, 4.0 and 4.6 years. The weighted average fair value per share of options granted in 1999, 1998 and 1997 was $5.86, $8.33 and $7.42, respectively.

11.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                        1999          1998          1997
                                                                    -----------   -----------   -----------
Numerator:
  Net income                                                        $ 9,519,000   $ 7,675,000   $10,876,000
                                                                    -----------   -----------   -----------
    Numerator for basic and diluted earnings per share--
      income available to common stockholders                         9,519,000     7,675,000    10,876,000

Denominator:
  Denominator for basic earnings per share--
    weighted-average shares                                           7,892,360     8,637,724     8,797,734
  Effect of dilutive securities:
    Stock options                                                        31,597       199,580       126,528
                                                                    -----------   -----------   -----------
  Dilutive potential common shares                                       31,597       199,580       126,528

    Denominator for diluted earnings per share--
      adjusted weighted-average shares and
      assumed conversions                                             7,923,957     8,837,304     8,924,262
                                                                    ===========   ===========   ===========
Basic earnings per share                                            $      1.21   $      0.89   $      1.24
                                                                    ===========   ===========   ===========
Diluted earnings per share                                          $      1.20   $      0.87   $      1.22
                                                                    ===========   ===========   ===========


     The anti-dilutive options as of December 31, 1999, 1998 and 1997 were 758,639, 1,023,817 and 116,600, respectively.

12.  BUSINESS SEGMENTS

     The Company is engaged principally in the business of manufacturing precision investment-cast titanium and stainless steel golf clubheads, representing 91%, 93% and 94% of sales for the years ended December 31, 1999, 1998 and 1997, respectively. The Company has determined that it has one reportable business segment.

     The Company derived 47%, 25% and 12% of sales from its three top customers in 1999, 49%, 22% and 14% of sales from its three top customers in 1998 and 34%, 23%, 15% and 12% of sales from its four top customers in 1997.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Coastcast Corporation:

We have audited the consolidated financial statements of Coastcast Corporation and subsidiaries as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated February 7, 2000; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Coastcast Corporation, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Los Angeles, California
February 7, 2000

                             COASTCAST CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                           (CHARGED)/
                                             BALANCE AT    CREDITED TO   CHARGED TO                BALANCE
                                             BEGINNING     COSTS AND     OTHER                      AT END
        CLASSIFICATION                       OF PERIOD     EXPENSES      ACCOUNTS      DEDUCTIONS  OF PERIOD
---------------------------------            ---------     ---------     ---------     ---------   ---------
Allowance for doubtful accounts:
     Year ended December 31, 1997            (400,000)     (100,000)                               (500,000)
     Year ended December 31, 1998            (500,000)     (100,000)                               (600,000)
     Year ended December 31, 1999            (600,000)                                 100,000     (500,000)

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

10.1*             1993 Amended and Restated Employee Stock Option Plan ("Employee Plan") (1)

10.2*             1996 Amended and Restated Employee Stock Option Plan ("Employee Plan") (4)

10.3*             Non-Employee Director Stock Option Plan ("Director Plan"), together with form of notice of grant and grant summary (1)

10.4*             1995 Amended and Restated Non-Employee Director Stock Option Plan ("Director Plan"), together with form of notice of grant and grant summary (1)

10.5              Agreement effective May 11, 1997, between the Company and United Steelworkers of America (6)


10.6              Lease Agreement, dated December 16, 1998, between Coastcast Corporation, S.A. and Parque
                  Industrial Mexicali, S.A. de C.V. for the facilities known as Mercurio #70 in Mexicali, Mexico
                  (8)

10.7              Lease Agreement, dated December 16, 1998, between Coastcast Corporation, S.A. and Parque
                  Industrial Mexicali, S.A. de C.V. for the facilities known as Avenue Galaxia #50 in Mexicali,
                  Mexico (8)

10.8              Lease Agreement, dated December 16, 1998, between Coastcast Corporation, S.A. and Parque
                  Industrial Mexicali, S.A. de C.V. for the facilities known as Mercurio #30 in Mexicali, Mexico
                  (8)

10.9              Lease Agreement, dated December 10, 1999, between Coastcast Corporation, S.A. and Parque                44
                  Industrial Mexicali, S.A. de C.V. for the facilities known as Calle Marte #162 in Mexicali,
                  Mexico

10.10             Guaranty, dated January 26, 1999, by the Company for the lease of the Mexicali, Mexico facilities known as Mercurio #70 (8)

10.11             Guaranty, dated January 26, 1999, by the Company for the lease of the Mexicali, Mexico facilities known as Avenue Galaxia #50 (8)

10.12             Guaranty, dated January 26, 1999, by the Company for the lease of the Mexicali, Mexico facilities known as Mercurio #30 (8)

10.13             Guaranty, dated December 10, 1999, by the Company for the lease, dated December 10, 1999                67

10.14             Lease Agreement, dated September 1, 1997, between the Company and Watson Land Company for the facilities in Rancho Dominguez, California (5)

10.15             Lease Agreement, dated January 5, 1998, between Coastcast Tijuana, S. De R.L. De C.V. and
                  Frederick Clarke Sanders, Jr., Frederick Sanders Flourie, Monique Sanders Flourie, Scott
                  Michael Sanders Flourie and Carlo E. Muzquiz Davila for real estate in Tijuana, Baja
                  California, Mexico (8)

10.16             Lease Guaranty Agreement, dated August 18, 1998, by the Company for the lease of the Tijuana facility (8)

10.17             Form of Indemnification Agreement (1)

10.18             Revolving Line of Credit Note and Credit Agreement, effective December 23, 1997, between the
                  Company and Imperial Bank (6)

10.19             Revolving Line of Credit Note, effective June 1, 1999, between the Company and Imperial Bank (9)

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

10.24*            Coastcast Corporation Supplemental Executive Retirement Plan, effective September 1, 1996 (3)

10.25*            First Amendment to Coastcast Corporation Supplemental Executive Retirement Plan, effective
                  September 1, 1996 (3)

10.26*            Second Amendment to Coastcast Corporation Supplemental Executive Retirement Plan, dated
                  February 18, 1997 (4)

10.27*            Coastcast Corporation Amended and Restated Supplemental Executive Retirement Plan, effective
                  January 1, 1998 (8)

10.28*            Coastcast Corporation Amended and Restated Supplemental Executive Retirement Plan, effective            73
                  January 1, 1999

10.29*            Trust Agreement by and between Coastcast Corporation and Imperial Trust Company, dated
                  September 1, 1996 (3)

10.30*            Amended and Restated Trust Agreement by and between Coastcast Corporation and Imperial Trust
                  Company, dated December 18, 1998 (8)

10.31*            Second Amendment to the Coastcast Corporation Grantor Trust (10)

10.32             Agreement dated November 6, 1998 between the Company and Jonathan Vannini (7)

10.33*            Agreement dated November 6, 1998 between the Company and Richard W. Mora (7)

10.34*            Agreement dated January 15, 1999 between the Company and Richard W. Mora (8)

10.35             Stock Purchase Agreement, dated April 22, 1999 between the Company and the selling shareholders of California Precision Aluminum Casting, Inc. (9)

21                Subsidiaries of the Company                                                                             98

23                Consent of Independent Auditors                                                                         99

27                Financial Data Schedule                                                                                100

------------------------
*    Management contract or compensating plan or arrangement.

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

(8) Incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1998.

(9) Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended June 30, 1999.

(10) Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended September 30, 1999.