Form 10-Q
period 2000-03-31
COASTCAST CORP
filed 2000-04-26
CIK 914479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

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

              Yes  X            No
                 -----

At April 24, 2000 there were outstanding 7,701,571 shares of common stock, no par value.

                              COASTCAST CORPORATION
                                      INDEX


                                                                                                       Page
                                                                                                      Number
                                                                                                      ------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of March 31, 2000 (Unaudited)
           and December 31, 1999                                                                        3

      Condensed Consolidated Statements of Income for the Three Months
           Ended March 31, 2000 and 1999 (Unaudited)                                                    4

      Condensed Consolidated Statements of Cash Flows for the Three Months Ended
           March 31, 2000 and 1999 (Unaudited)                                                          5

      Notes to Condensed Consolidated Financial Statements (Unaudited)                                  6


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations                                                                                    7


PART II. OTHER INFORMATION:

Item 5.  Other Information                                                                              8

Item 6.  Exhibits and Reports on Form 8-K                                                               8

                              COASTCAST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (UNAUDITED)
                                                                      MARCH 31,     DECEMBER 31,
ASSETS                                                                  2000            1999
                                                                    ------------    ------------
Current assets:
    Cash and cash equivalents                                       $ 37,957,000    $ 42,740,000
    Accounts receivable, net of allowance for doubtful
         accounts of $500,000 at March 31, 2000 and
         December 31, 1999                                            15,514,000       9,179,000
    Inventories (Note 2)                                              15,860,000      11,059,000
    Prepaid expenses and other current assets                          1,650,000       2,177,000
    Deferred income taxes                                              1,469,000       1,485,000
                                                                    ------------    ------------
           Total current assets                                       72,450,000      66,640,000
Property, plant and equipment, net                                    24,121,000      24,170,000
Other assets                                                           1,620,000       1,506,000
                                                                    ------------    ------------
           Total assets                                             $ 98,191,000    $ 92,316,000
                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $  5,451,000    $  4,949,000
    Accrued liabilities                                                5,864,000       3,536,000
                                                                    ------------    ------------
           Total current liabilities                                  11,315,000       8,485,000
Deferred compensation                                                    613,000         541,000
                                                                    ------------    ------------
           Total liabilities                                          11,928,000       9,026,000

Commitments and contingencies

Shareholders' equity:
    Preferred stock, no par value, 2,000,000 shares
         authorized, none issued and outstanding                            --              --
    Common stock, no par value, 20,000,000 shares
         authorized; 7,701,571 shares issued
         and outstanding as of March 31, 2000
         and December 31, 1999                                        26,964,000      26,964,000
    Retained earnings                                                 59,304,000      56,352,000
    Accumulated other comprehensive income                                (5,000)        (26,000)
                                                                    ------------    ------------
           Total shareholders' equity                                 86,263,000      83,290,000
                                                                    ------------    ------------
           Total liabilities and shareholders' equity               $ 98,191,000    $ 92,316,000
                                                                    ============    ============


     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS
                                                                 ENDED MARCH 31,
                                                     --------------------------------------
                                                            2000                  1999
                                                     ----------------      ----------------
Sales                                                 $   37,230,000       $    27,091,000

Cost of sales                                             30,749,000            21,242,000
                                                     ----------------      ----------------
Gross profit                                               6,481,000             5,849,000

Selling, general and administrative expenses               1,935,000             2,212,000
                                                     ----------------      ----------------
Income from operations                                     4,546,000             3,637,000

Other income, net                                            529,000               339,000
                                                     ----------------      ----------------
Income before income taxes                                 5,075,000             3,976,000

Provision for income taxes                                 2,123,000             1,670,000
                                                     ----------------      ----------------
Net income                                            $    2,952,000       $     2,306,000
                                                     ================      ================


NET INCOME PER SHARE (Note 3)

Net income per share - basic                         $          0.38       $          0.29
                                                     ================      ================
Weighted average shares outstanding                        7,701,571             7,972,926
                                                     ================      ================

Net income per share - diluted                       $          0.38       $          0.29
                                                     ================      ================
Weighted average shares outstanding - diluted              7,845,839             7,978,046
                                                     ================      ================


     See accompanying notes to condensed consolidated financial statements.

                             COASTCAST CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                             FOR THE THREE MONTHS
                                                                                ENDED MARCH 31,
                                                                         ----------------------------
                                                                             2000            1999
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income                                                            $  2,952,000    $  2,306,000
   Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
      Depreciation and amortization                                         1,082,000         996,000
      Goodwill amortization                                                     7,000            --
      Loss (gain) on disposal of machinery and equipment                        2,000         (17,000)
      Deferred compensation                                                    72,000          77,000
      Deferred income taxes                                                    37,000            --
      Changes in operating assets and liabilities:
         Trade accounts receivable                                         (6,335,000)     (5,310,000)
         Inventories                                                       (4,801,000)     (1,484,000)
         Prepaid expenses and other current assets                            527,000       3,934,000
         Income taxes payable                                               1,451,000            --
         Accounts payable and accrued liabilities                           1,379,000       2,307,000
                                                                         ------------    ------------
            Net cash (used in) provided by operating activities            (3,627,000)      2,809,000
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of property, plant and equipment                               (1,041,000)       (689,000)
   Proceeds from disposal of machinery and equipment                            6,000          41,000
   Other assets                                                              (121,000)        (37,000)
                                                                         ------------    ------------
            Net cash (used in) investing activities                        (1,156,000)       (685,000)
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Repurchase of common stock                                                    --          (449,000)
                                                                         ------------    ------------
            Net cash (used in) provided by financing activities                  --          (449,000)
                                                                         ------------    ------------

   NET (DECREASE) INCREASE IN CASH AND
     CASH EQUIVALENTS                                                      (4,783,000)      1,675,000
   CASH AND CASH EQUIVALENTS AT BEGINNING
     OF PERIOD                                                             42,740,000      27,551,000
                                                                         ------------    ------------
   CASH AND CASH EQUIVALENTS AT END
     OF PERIOD                                                           $ 37,957,000    $ 29,226,000
                                                                         ============    ============


See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2000, the related condensed consolidated statements of income and cash flows for the three months ended March 31, 2000 and 1999 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2000, and for the period then ended.

Although the Company believes that the disclosure in the condensed consolidated financial statements is adequate for a fair presentation thereof, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 1999 audited statements were included in the Company's annual report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 1999. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in that annual report.

Certain reclassifications were made to 1999 balances to conform to the 2000 presentation.

The results of operations for the period ended March 31, 2000, are not necessarily indicative of the results for the full year.

2.   INVENTORIES

Inventories consisted of the following:

                                             MARCH 31,    DECEMBER 31,
                                               2000            1999
                                           ------------   ------------
     Raw materials and supplies            $  4,545,000   $  4,771,000
     Tooling                                    179,000        165,000
     Work-in-process                         10,649,000      5,698,000
     Finished goods                             487,000        425,000
                                           ------------   ------------
                                           $ 15,860,000   $ 11,059,000
                                           ============   ============


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

                              COASTCAST CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999:

Sales increased $10.1 million, or 37.3%, to $37.2 million for the three months ended March 31, 2000 from $27.1 million for the three months ended March 31, 1999. The increase was primarily due to a substantial increase in both titanium and steel iron clubhead sales partially offset by a decrease in titanium metal wood clubhead sales.

Gross profit increased $.6 million, or 10.3%, to $6.4 million for 2000 from $5.8 million for 1999. Gross profit margins decreased to 17.4% in 2000 from 21.6% in 1999. The decrease in gross profit margin was due principally to product mix and revenue flow which were higher in iron clubheads than metal wood clubheads.

Selling, general and administrative expense decreased $0.3 million, or 13.6%, to $1.9 million in 2000 from $2.2 million in 1999. The decrease was due primarily to payroll and related employee benefits, including lower management bonuses and a decrease in legal expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position at March 31, 2000 was $37.9 million compared to $42.7 million on December 31, 1999, a decrease of $4.8 million. Net cash used by operating activities was $3.6 million for the three months ended March 31, 2000. Net cash used in operating activities was primarily due to a $11.1 million increase in receivables and inventory partially offset by net income of $3.0 million, an increase in payables and accrued liabilities of $2.8 million and depreciation and amortization of $1.1 million. Net cash used in investing activities of $1.2 million consisted mainly of $1.0 million of net capital expenditures for the three months ended March 31, 2000.

On October 25, 1995, the Board of Directors authorized the Company to purchase up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. As of March 31, 2000, there were 164,500 shares remaining to be purchased under this authorization. In addition, in December 1999, the Board of Directors authorized the repurchase of an additional one million shares of Coastcast common stock from time to time in the open market or negotiated transactions.

The Company has no long term debt. The Company believes that its current cash position, the working capital generated by future operations and the ability to borrow should be adequate to meet its financing requirements for current operations and the foreseeable future.

                              COASTCAST CORPORATION

PART II.  OTHER INFORMATION

Item 5. Other Information

The following business risks, as disclosed in Part II, Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" on Form 10-K for the fiscal year ended December 31, 1999, are hereby incorporated by reference as though set forth fully herein:

         Customer concentration
         Competition
         New products
         New materials and processes
         Manufacturing cost variations
         Dependence on polishing and finishing plant in Mexico Hazardous waste Dependence on discretionary consumer spending
         Seasonality; fluctuations in operating results
         Reliance on key personnel
         Shares eligible for future sale
         Fluctuations in Callaway Golf Company share values.

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

                11      Statement re: computation of per share earnings

                27      Financial Data Schedule

                99 Pages 11-13 of Registrant's annual report on Form 10-K for the year ended December 31, 1999 (incorporated by reference to such Form 10-K filed with the Commission)

        (b)     Reports on Form 8-K:

                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              COASTCAST CORPORATION




April 24, 2000                By /s/ Norman Fujitaki
--------------                -----------------------------------
     Dated                    Norman Fujitaki
                              Chief Financial Officer (Duly Authorized and
                              Principal Financial Officer)