Form 10-Q
period 2000-06-30
COASTCAST CORP
filed 2000-07-28
CIK 914479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the transition period from       to

                          ---------------------------

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

At July 28, 2000 there were outstanding 7,661,872 shares of common stock, no par value.

                              COASTCAST CORPORATION
                                      INDEX

                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of  June 30, 2000 (Unaudited) and
           December 31, 1999                                                                  3

      Condensed Consolidated Statements of  Income (Unaudited)
           Three Months Ended June 30, 2000 and 1999                                          4
           Six Months Ended June 30, 2000 and 1999                                            5

      Condensed Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2000 and 1999 (Unaudited)                                                 6

      Notes to Condensed Consolidated Financial Statements (Unaudited)                        7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations                                                                          9



PART II. OTHER INFORMATION:

Item 4.  Submission of Matter to a Vote of Securities Holders                                11

Item 5.  Other Information                                                                   11

Item 6.  Exhibits and Reports on Form 8-K                                                    12

                              COASTCAST CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                (UNAUDITED)
                                                                                  JUNE 30,                 DECEMBER 31,
                                                                                    2000                       1999
                                                                            ---------------------      ---------------------
                               A S S E T S
Current assets:
   Cash and cash equivalents                                                       $  42,940,000               $ 42,740,000
   Trade accounts receivable, net of allowance for doubtful
     accounts of $500,000 at June 30, 2000 and
     at December 31, 1999                                                             17,858,000                  9,179,000
   Inventories (Note 2)                                                               11,951,000                 11,059,000
   Prepaid expenses and other current assets                                           1,784,000                  2,177,000
   Deferred income taxes                                                               1,462,000                  1,485,000
                                                                            ---------------------      --------------------
        Total current assets                                                          75,995,000                 66,640,000
Property, plant and equipment, net                                                    23,901,000                 24,170,000
Other assets                                                                           1,617,000                  1,506,000
                                                                            ---------------------      --------------------
                                                                                   $ 101,513,000               $ 92,316,000
                                                                            =====================      ====================


             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $   5,181,000               $  4,949,000
   Accrued liabilities                                                                 4,719,000                  3,536,000
                                                                            ---------------------      --------------------
        Total current liabilities                                                      9,900,000                  8,485,000
Deferred compensation                                                                    684,000                    541,000
                                                                            ---------------------      --------------------
        Total liabilities                                                             10,584,000                  9,026,000
                                                                            ---------------------      --------------------
Commitments and contingencies
Shareholders' Equity:
   Preferred stock, no par value, 2,000,000 shares authorized;
     none issued and outstanding
   Common stock, no par value, 20,000,000 shares authorized;
     7,738,372 and 7,701,571 shares issued and outstanding as of
     June 30, 2000 and December 31, 1999, respectively                                27,488,000                 26,964,000
Retained earnings                                                                     63,436,000                 56,352,000
Accumulated other comprehensive income                                                     5,000                    (26,000)
                                                                            ---------------------      --------------------
        Total shareholders' equity                                                    90,929,000                 83,290,000
                                                                            ---------------------      --------------------
                                                                                   $ 101,513,000               $ 92,316,000
                                                                            =====================      ====================

     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                              -----------------------------------------
                                                                                        FOR THE THREE MONTHS
                                                                                           ENDED JUNE 30,
                                                                              -----------------------------------------
                                                                                     2000                   1999
                                                                              ------------------     ------------------
Sales                                                                         $      46,705,000      $      33,582,000
Cost of sales                                                                        37,867,000             25,946,000
                                                                              ------------------     ------------------
Gross profit                                                                          8,838,000              7,636,000
Selling, general and administrative expenses                                          2,324,000              2,169,000
                                                                              ------------------     ------------------
Income from operations                                                                6,514,000              5,467,000
Other income, net                                                                       538,000                329,000
                                                                              ------------------     ------------------
Income before income taxes                                                            7,052,000              5,796,000
Provision for income taxes                                                            2,920,000              2,434,000
                                                                              ------------------     ------------------
Net income                                                                    $       4,132,000      $       3,362,000
                                                                              ==================     ==================

NET INCOME PER SHARE (Note 3)
Net income per share - basic                                                  $            0.54      $            0.43
                                                                              ==================     ==================
Weighted average shares outstanding                                                   7,707,245              7,893,338
                                                                              ==================     ==================

Net income per share - diluted                                                $            0.52      $            0.42
                                                                              ==================     ==================
Weighted average shares outstanding - diluted                                         7,969,591              7,921,391
                                                                              ==================     ==================

     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                              -----------------------------------------
                                                                                         FOR THE SIX MONTHS
                                                                                           ENDED JUNE 30,
                                                                              -----------------------------------------
                                                                                     2000                   1999
                                                                              ------------------     ------------------
Sales                                                                         $      83,935,000      $      60,673,000
Cost of sales                                                                        68,616,000             47,188,000
                                                                              ------------------     ------------------
Gross profit                                                                         15,319,000             13,485,000
Selling, general and administrative expenses                                          4,259,000              4,381,000
                                                                              ------------------     ------------------
Income from operations                                                               11,060,000              9,104,000
Other income, net                                                                     1,067,000                668,000
                                                                              ------------------     ------------------
Income before income taxes                                                           12,127,000              9,772,000
Provision for income taxes                                                            5,043,000              4,104,000
                                                                              ------------------     ------------------
Net income                                                                    $       7,084,000      $       5,668,000
                                                                              ==================     ==================

NET INCOME PER SHARE (Note 3)
Net income per share - basic                                                  $            0.92      $            0.71
                                                                              ==================     ==================
Weighted average shares outstanding                                                   7,704,408              7,932,912
                                                                              ==================     ==================

Net income per share - diluted                                                $            0.90      $            0.71
                                                                              ==================     ==================
Weighted average shares outstanding - diluted                                         7,907,715              7,949,499
                                                                              ==================     ==================

     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       FOR THE SIX MONTHS
                                                                                        ENDED JUNE 30,
                                                                           ---------------------------------------
                                                                                   2000                  1999
                                                                           -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                           $       7,084,000    $        5,668,000
      Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
          Depreciation and amortization                                            2,184,000             2,006,000
          Goodwill amortization                                                       14,000                 6,000
          Loss on disposal of machinery and equipment                                 16,000                94,000
          Deferred compensation                                                      143,000               152,000
          Deferred income taxes                                                       54,000                   -
          Changes in operating assets and liabilities:
              Trade accounts receivable                                           (8,679,000)           (7,129,000)
              Inventories                                                           (892,000)             (729,000)
              Prepaid expenses and other current assets                              241,000             4,783,000
              Prepaid income taxes                                                   152,000               533,000
              Accounts payable and accrued liabilities                             1,415,000             3,492,000
                                                                           -----------------    ------------------
                  Net cash provided by operating activities                        1,732,000             8,876,000
                                                                           -----------------    ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                                   (1,943,000)           (1,388,000)
      Proceeds from disposal of machinery and equipment                               12,000                62,000
      Net surrender of life insurance policies                                           -                 843,000
      Purchase of investments                                                        (20,000)           (1,028,000)
      Purchase of business                                                               -                (233,000)
      Other assets                                                                  (105,000)               46,000
                                                                           -----------------    ------------------
                  Net cash used in investing activities                           (2,056,000)           (1,698,000)
                                                                           -----------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock upon exercise of
          options net of related tax benefit                                         524,000                   -
      Repurchase of common stock                                                         -              (1,087,000)
                                                                           -----------------    ------------------
                  Net cash provided by (used in) financing activities                524,000            (1,087,000)
                                                                           -----------------    ------------------
      NET INCREASE IN CASH AND CASH
          EQUIVALENTS                                                                200,000             6,091,000
      CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD                                                               42,740,000            27,551,000
                                                                           -----------------    ------------------
      CASH AND CASH EQUIVALENTS AT END
          OF PERIOD                                                        $      42,940,000    $       33,642,000
                                                                           =================    ==================

     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2000, the related condensed consolidated statements of income for the three and six months and cash flows for the six months ended June 30, 2000 and 1999 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2000 and for the periods then ended.

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

The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:

                                                    June 30,           December 31,
                                                      2000                 1999
                                                  -----------          ------------
         Raw materials and supplies               $ 4,278,000          $  4,771,000
         Tooling                                      325,000               165,000
         Work-in-process                            6,871,000             5,698,000
         Finished goods                               477,000               425,000
                                                  -----------          ------------

                                                  $11,951,000          $ 11,059,000
                                                  ===========          ============

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

                              COASTCAST CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales increased 39.0% and 38.2% to $46.7 million and $83.9 million for the three months and six months ended June 30, 2000, respectively, from $33.6 million and $60.7 million for the three months and six months ended June 30, 1999, respectively. The increase was primarily due to increased sales volume in steel iron and metal wood clubheads and titanium iron clubheads partially offset by a decrease in sales of titanium metal wood clubheads.

Gross profit increased 15.8% and 13.3% to $8.8 million and $15.3 million for the three months and six months ended June 30, 2000, respectively, from $7.6 million and $13.5 million for the three months and six months ended June 30, 1999. Gross profit margins decreased to 18.9% and 18.3% for the three months and six months ended June 30, 2000 respectively, from 22.7% and 22.2% for the comparable prior year periods, due principally to product mix and revenue flow which were higher in iron clubheads than metal wood clubheads.

OTHER

In May 2000, the company announced that it engaged an investment banking firm to advise the board of directors on strategic alternatives in connection with unsolicited acquisition inquiries from unrelated third parties. Following discussions with several potential acquirors, the company did not receive any proposal for an acquisition of the company at a price which the board of directors considered to be attractive. The board will continue to consider and evaluate all strategic alternatives, as they arise, in an effort to enhance shareholder value.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission staff (the "Staff") issued Staff Accounting Bulletin Number 101 - Revenue Recognition in Financial Statements ("SAB 101") in December 1999. SAB 101, as amended, is effective during the fourth quarter of 2000. The Company has not yet completed its analysis of the effect of SAB 101 on its financial statements.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position at June 30, 2000 was $42.9 million compared to $42.7 million on December 31, 1999, an increase of $.2 million. Net cash provided by operating activities was $1.7 million for the six months ended June 30, 2000. The net cash provided by operating activities consisted of net income of $7.1 million, depreciation and amortization of $2.2 million, and an increase in accounts payable and accrued liabilities of $1.4 million, partially offset by an increase in trade accounts receivable of $8.7 million. Net cash used in investing activities of $2.1 million consisted mainly of $1.9 million of net capital expenditures. Net cash provided by financing activities of $.5 million relates to proceeds from exercise of stock options including related tax benefits.

The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5 million and which had no outstanding balance at June 30, 2000. This line of credit which expires on May 31, 2001, bears interest at the bank's prime rate or LIBOR plus 2%.

On October 25, 1995, the board of directors authorized the company to purchase up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. Under this authorization, no purchases of shares were made during the six months ended June 30, 2000. As of June 30, 2000, there were 164,500 shares remaining to be purchased under this authorization. In addition, in December 1999, the Board of Directors authorized the repurchase of an additional one million shares of Coastcast common stock from time to time in the open market or negotiated transactions.

The Company has no long term debt. The Company believes that its current cash position, working capital generated from future operations and the ability to borrow should be adequate to meet its financing requirements for the foreseeable future.

                              COASTCAST CORPORATION


PART II.  OTHER INFORMATION

Item 4.  Submission of Matter to a Vote of Securities Holders

The Company held its annual meeting of shareholders on June 21, 2000. The following matters were voted on and approved by the shareholders.

1. Election of Directors to hold office until the 2000 Annual Meeting:

                                                Votes For                Votes Withheld
                                                ---------                --------------
Hans H. Buehler                                 7,127,134                       266,223
Robert L. Gates                                 7,080,597                       312,760
Robert H. Goon                                  7,041,797                       351,560
Edwin A. Levy                                   6,209,997                     1,183,360
Lee E. Mikles                                   6,230,497                     1,162,860
Paul A. Novelly                                 6,230,497                     1,162,860
Jonathan P. Vannini                             7,355,916                        37,441

2. Ratification of Deloitte & Touche LLP as the Company's independent auditors: holders of 7,384,966 shares voted for such ratification, holders of 7,041 shares voted against such ratification and holders of 1,350 shares abstained from voting on such ratification.

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

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                           3.1.1 Articles of Incorporation of the Company, as amended (1)

                           3.1.2 Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6, 1993 (1)

                           3.2      Bylaws of the Company (1)

                           10.1 Revolving Line of Credit Note, effective June 1, 2000, between the Company and Imperial Bank

                           11       Statement re: computation of per share
                                    earnings

                           27       Financial Data Schedule

                           99.1 Pages 11-13 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (incorporated by reference to such Form 10-K filed with the Commission)

                           -----------------------------------

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



                                       COASTCAST CORPORATION




   July 28, 2000                       By         /s/ NORMAN FUJITAKI
-------------------                      --------------------------------------
     Dated                             Norman Fujitaki
                                       Chief Financial Officer (Duly Authorized
                                       and Principal Financial Officer)