Form 10-Q
period 2000-09-30
COASTCAST CORP
filed 2000-10-26
CIK 914479

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

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

At October 26, 2000 there were outstanding 7,368,085 shares of common stock, no par value.

                              COASTCAST CORPORATION
                                      INDEX

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

      Condensed Consolidated Balance Sheets as of  September 30, 2000 (Unaudited) and
           December 31, 1999                                                                            3

      Condensed Consolidated Statements of  Income (Unaudited)
           Three Months Ended September 30, 2000 and 1999                                               4
           Nine Months Ended September 30, 2000 and 1999                                                5

      Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2000 and 1999 (Unaudited)                                                      6

      Notes to Condensed Consolidated Financial Statements (Unaudited)                                  7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
       of Operations                                                                                    9



PART II. OTHER INFORMATION:

Item 5.  Other Information                                                                             11

Item 6.  Exhibits and Reports on Form 8-K                                                              11

                              COASTCAST CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                (UNAUDITED)
                                                                               SEPTEMBER 30,               DECEMBER 31,
                                                                                    2000                       1999
                                                                            ---------------------      ---------------------
                               A S S E T S
Current assets:
   Cash and cash equivalents                                                        $ 48,685,000               $ 42,740,000
   Trade accounts receivable, net of allowance for doubtful
     accounts of $500,000 at September 30, 2000 and at
     December 31, 1999                                                                 9,960,000                  9,179,000
   Inventories (Note 2)                                                                9,104,000                 11,059,000
   Prepaid expenses and other current assets                                           2,782,000                  2,177,000
   Deferred income taxes                                                               1,449,000                  1,485,000
                                                                            ---------------------      ---------------------
        Total current assets                                                          71,980,000                 66,640,000
Property, plant and equipment, net                                                    23,682,000                 24,170,000
Other assets                                                                           1,648,000                  1,506,000
                                                                            =====================      =====================
                                                                                    $ 97,310,000               $ 92,316,000
                                                                            =====================      =====================


                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $  5,119,000               $  4,949,000
   Accrued liabilities                                                                 4,411,000                  3,536,000
                                                                            ---------------------      ---------------------
        Total current liabilities                                                      9,530,000                  8,485,000
Deferred compensation                                                                    756,000                    541,000
                                                                            ---------------------      ---------------------
        Total liabilities                                                             10,286,000                  9,026,000
                                                                            ---------------------      ---------------------
Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value, 2,000,000 shares authorized;
     None issued and outstanding
   Common stock, no par value, 20,000,000 shares authorized;
     7,364,381 and 7,701,571 shares issued and outstanding as of
     September 30, 2000 and December 31, 1999, respectively                           21,969,000                 26,964,000
Retained earnings                                                                     65,032,000                 56,352,000
Accumulated other comprehensive income                                                    23,000                    (26,000)
                                                                            ---------------------      ---------------------
        Total shareholders' equity                                                    87,024,000                 83,290,000
                                                                            =====================      =====================
                                                                                    $ 97,310,000               $ 92,316,000
                                                                            =====================      =====================



     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                       FOR THE THREE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                              -----------------------------------------
                                                                                    2000                   1999
                                                                              ------------------     ------------------
Sales                                                                           $    32,539,000       $     31,957,000
Cost of sales                                                                        29,149,000             28,181,000
                                                                              ------------------     ------------------
Gross profit                                                                          3,390,000              3,776,000
Selling, general and administrative expenses                                          1,388,000              1,544,000
                                                                              ------------------     ------------------
Income from operations                                                                2,002,000              2,232,000
Other income, net                                                                       749,000                371,000
                                                                              ------------------     ------------------
Income before income taxes                                                            2,751,000              2,603,000
Provision for income taxes                                                            1,155,000              1,032,000
                                                                              ------------------     ------------------
Net income                                                                      $     1,596,000       $      1,571,000
                                                                              ==================     ==================

NET INCOME PER SHARE (Note 3)
Net income per share - basic                                                    $          0.21       $           0.20
                                                                              ==================     ==================
Weighted average shares outstanding                                                   7,579,377              7,872,939
                                                                              ==================     ==================

Net income per share - diluted                                                  $          0.21       $           0.20
                                                                              ==================     ==================
Weighted average shares outstanding - diluted                                         7,728,275              7,910,221
                                                                              ==================     ==================



     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                        FOR THE NINE MONTHS
                                                                                        ENDED SEPTEMBER 30,
                                                                              -----------------------------------------
                                                                                    2000                   1999
                                                                              ------------------     ------------------
Sales                                                                           $   116,474,000       $     92,630,000
Cost of sales                                                                        97,765,000             75,369,000
                                                                              ------------------     ------------------
Gross profit                                                                         18,709,000             17,261,000
Selling, general and administrative expenses                                          5,647,000              5,925,000
                                                                              ------------------     ------------------
Income from operations                                                               13,062,000             11,336,000
Other income, net                                                                     1,816,000              1,039,000
                                                                              ------------------     ------------------
Income before income taxes                                                           14,878,000             12,375,000
Provision for income taxes                                                            6,198,000              5,136,000
                                                                              ------------------     ------------------
Net income                                                                      $     8,680,000       $      7,239,000
                                                                              ==================     ==================

NET INCOME PER SHARE (Note 3)
Net income per share - basic                                                  $            1.13      $            0.91
                                                                              ==================     ==================
Weighted average shares outstanding                                                   7,662,427              7,912,701
                                                                              ==================     ==================

Net income per share - diluted                                                $            1.11      $            0.91
                                                                              ==================     ==================
Weighted average shares outstanding - diluted                                         7,847,597              7,936,186
                                                                              ==================     ==================



     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE NINE MONTHS
                                                                               ENDED SEPTEMBER 30,
                                                                     -----------------------------------------
                                                                            2000                  1999
                                                                     -------------------   -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                     $        8,680,000    $        7,239,000
      Adjustments to reconcile net income to net cash provided by
          (used in) operating activities:
          Depreciation and amortization                                       3,289,000             3,020,000
          Goodwill amortization                                                  21,000                12,000
          Loss on disposal of machinery and equipment                            16,000                94,000
          Deferred compensation                                                 215,000               222,000
          Deferred income taxes                                                  85,000                   -
          Changes in operating assets and liabilities:
              Trade accounts receivable                                        (781,000)           (2,507,000)
              Inventories                                                     1,955,000             2,718,000
              Prepaid expenses and other current assets                         342,000               945,000
              Prepaid income taxes                                             (947,000)            2,738,000
              Accounts payable and accrued liabilities                        1,045,000             2,065,000
                                                                     -------------------   -------------------
                  Net cash provided by operating activities                  13,920,000            16,546,000
                                                                     -------------------   -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                              (2,829,000)           (3,488,000)
      Proceeds from disposal of machinery and equipment                          12,000                62,000
      Surrender of life insurance policies                                          -               6,215,000
      Purchase of investments                                                   (57,000)             (965,000)
      Purchase of business                                                          -                (233,000)
      Other assets                                                             (106,000)               51,000
                                                                     -------------------   -------------------
                  Net cash (used in) provided by investing activities        (2,980,000)            1,642,000
                                                                     -------------------   -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock upon exercise of
          options net of related tax benefit                                    548,000                47,000
      Repurchase of common stock                                             (5,543,000)           (1,087,000)
                                                                     -------------------   -------------------
                  Net cash used in financing activities                      (4,995,000)           (1,040,000)
                                                                     -------------------   -------------------
      NET INCREASE IN CASH AND CASH
          EQUIVALENTS                                                         5,945,000            17,148,000
      CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD                                                          42,740,000            27,551,000
                                                                     -------------------   -------------------
      CASH AND CASH EQUIVALENTS AT END
          OF PERIOD                                                  $       48,685,000    $       44,699,000
                                                                     ===================   ===================

     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2000, the related condensed consolidated statements of income for the three and nine months and cash flows for the nine months ended September 30, 2000 and 1999 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2000 and for the periods then ended.

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

The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:

                                                       SEPTEMBER 30,         DECEMBER 31,
                                                            2000                 1999
                                                      --------------        --------------
         Raw materials and supplies                       $3,619,000           $ 4,771,000
         Tooling                                             270,000               165,000
         Work-in-process                                   4,845,000             5,698,000
         Finished goods                                      370,000               425,000
                                                      --------------        --------------

                                                          $9,104,000           $11,059,000
                                                      ==============        ==============

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

                              COASTCAST CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Sales increased 1.6% and 25.8% to $32.5 million and $116.5 million for the three months and nine months ended September 30, 2000, respectively, from $32.0 million and $92.6 million for the three months and nine months ended September 30, 1999, respectively. The slight increase in sales in the quarter was primarily due to an increase in medical and other specialty product sales partially offset by a slight decrease in golf sales. The increase in sales for the nine months ended September 30, 2000 was mainly due to increased sales of irons and steel metal woods partially offset by a decrease in titanium metal wood and steel putter sales.

Gross profit decreased 10.5% to $3.4 million and increased 8.1% to $18.7 million for the three months and nine months ended September 30, 2000, respectively, from $3.8 million and $17.3 million for the three months and nine months ended September 30, 1999, respectively. Gross profit margins decreased to 10.4% for the three months ended September 30, 2000 compared to 11.8% for the three months ended September 30, 1999. Gross profit margins decreased to 16.1% for the nine months ended September 30, 2000 versus 18.6% for the nine months ended September 30, 1999 primarily due to product mix and revenue flow which were higher in iron clubheads than metal wood clubheads. The third quarter of 2000 margin of 10.4% was lower than the nine months ended September 30, 2000 margin of 16.1% mainly due to higher production costs relating to lower unit volume in the quarter.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position at September 30, 2000 was $48.6 million compared to $42.7 million on December 31, 1999, an increase of $5.9 million. Net cash provided by operating activities was $13.9 million for the nine months ended September 30, 2000. The net cash provided by operating activities consisted of net income of $8.7 million, depreciation and amortization of $3.3 million, a decrease in inventories of $2.0 million, an increase in accounts payables and accrued liabilities of $1.0 million, partially offset by an increase in accounts receivables of $0.8 million. Net cash used by investing activities of $3.0 million consisted mainly of net capital expenditures of $2.8 million. Net cash used by financing activities of $5.0 million consisted of the repurchase of company common stock of $5.5 million offset by $0.5 million in proceeds from the issuance of common stock upon exercise of stock options, including related tax benefit.

The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5 million and which had no outstanding balance at September 30, 2000. This line of credit, which expires on May 31, 2001, bears interest at the bank's prime rate or LIBOR plus 2%.

On October 25, 1995, the Board of Directors authorized the Company to purchase up to one million shares of Coastcast common stock. In addition, in December 1999, the Board of Directors authorized the repurchase of an additional one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. For the nine months ended September 30, 2000, the Company purchased 375,658 shares at a cost of $5.5 million dollars, completing the share repurchase under the original authorization, with 788,842 shares remaining to be purchased under the December 1999 authorization.

The Company has no long-term debt. The Company believes that its current cash position, anticipated working capital generated from future operations and the ability to borrow should be adequate to meet its financing requirements for the foreseeable future.

FORWARD LOOKING INFORMATION

Except for the historical information, other statements in this report are forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, industry conditions, economic conditions, competitive factors and pricing pressures, shifts in market demand and trends, and the costs of product development and production as well as other risks detailed in the Company's Securities and Exchange Commission filings.

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

Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits:

                           3.1.1  Articles of Incorporation of the Company, as amended (1)
                           3.1.2  Certificate of Amendment of Articles of Incorporation filed with the
                                  California Secretary of State on December 6, 1993 (1)
                           3.2    Bylaws of the Company (1)
                           10.1   Agreement, dated June 12, 2000, between the Company and United
                                  Steelworkers of America
                           11     Statement re: computation of per share earnings
                           27     Financial data schedule
                           99.1   Pages 11-13 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (incorporated by reference to such Form 10-K filed with the Commission)

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



                                    COASTCAST CORPORATION




 OCTOBER 26, 2000                   By  /s/ NORMAN FUJITAKI
------------------                    ------------------------------------------
  Dated                             Norman Fujitaki
                                    Chief Financial Officer (Duly Authorized and
                                    Principal Financial Officer)