Form 10-K
period 2000-12-31
COASTCAST CORP
filed 2001-03-26
CIK 914479

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

     (MARK ONE)
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR
        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934 [NO FEE REQUIRED]
                         COMMISSION FILE NUMBER 1-12676

                              ---------------------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                   NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED
          -------------------                      ---------------------
      RIGHTS TO PURCHASE SERIES A
         PREFERRED STOCK, NO PAR VALUE            NEW YORK STOCK EXCHANGE
       COMMON STOCK, NO PAR VALUE                 NEW YORK STOCK EXCHANGE

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange on March 21, 2001 ($10.57 per share): $67,877,000.

        As of March 21, 2001, 7,676,042 shares of the Common Stock, no par value, of the Registrant were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

        Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held June 20, 2001, are incorporated by reference into Part III of this Report.

                              COASTCAST CORPORATION

     ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

-----------------------------------------------------------------------------------------------------------------------------

PART I                                                                                      PAGE
-----------------------------------------------------------------------------------------------------------------------------

Item 1.           Business                                                                    3
Item 2.           Properties                                                                  8
Item 3.           Legal Proceedings                                                           8
Item 4.           Submission of Matters to a Vote of Security Holders                         9

-----------------------------------------------------------------------------------------------------------------------------

PART II

-----------------------------------------------------------------------------------------------------------------------------

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters                                                                    10
Item 6            Selected Financial Data                                                    14
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                  15
Item 7a.          Quantitative and Qualitative Market Risk                                   18
Item 8            Financial Statements and Supplementary Data                                18
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure                                                   18

-----------------------------------------------------------------------------------------------------------------------------

PART III

-----------------------------------------------------------------------------------------------------------------------------

Item 10.          Directors and Executive Officers of the Registrant                         18
Item 11.          Executive Compensation                                                     18
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management                                                                 18
Item 13.          Certain Relationships and Related Transactions                             19


-----------------------------------------------------------------------------------------------------------------------------

PART IV

-----------------------------------------------------------------------------------------------------------------------------

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K           19


                                     PART I

ITEM 1.  BUSINESS.

GENERAL

         Coastcast Corporation is one of the largest manufacturers in the world of investment-cast titanium and stainless steel golf clubheads for high-quality, premium-priced metal woods, irons and putters. The Company believes it is one of the largest producers of metal wood clubheads for high-quality, premium-priced golf clubs. Over the past two decades, golf clubs with perimeter-weighted heads have become much more popular among golfers because such clubs are more forgiving to off-center hits than other types of clubs. The investment-casting process has become the principal method for manufacturing clubheads because it facilitates the use of perimeter weighting designs and modern alloys and enhances manufacturing precision and uniformity. Manufacturing precision is particularly important in the manufacture of an oversized, thin-walled metal wood which can involve a significant number of separate manufacturing steps to produce a clubhead that meets strict standards for size, weight, strength and finish.

         The Company also manufactures a variety of investment-cast orthopedic implants and surgical tools (used principally in replacement of hip and knee joints in humans and small animals) and other specialty products, and aluminum compressor wheels using the reusable investment pattern process, which products accounted for approximately 9% of the Company's total sales for the year ended December 31, 2000.

         In the past several years, golf clubs with titanium alloy heads have become popular. The Company developed the capability of manufacturing titanium clubheads and began shipping titanium clubheads at the end of 1995. Titanium clubheads accounted for approximately 42% and 45% of the Company's total sales in 1999 and 2000, respectively.

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

         The Company's clubheads are included in a variety of leading metal woods, irons and putters, some of which are listed below:


         CALLAWAY
         --------
         BIG BERTHA HAWKEYE VFT TITANIUM METAL WOODS
         BIG BERTHA STEELHEAD PLUS METAL WOODS
         GREAT BIG BERTHA HAWKEYE TITANIUM IRONS
         X14 STEELHEAD IRONS
         ODYSSEY DUAL FORCE BLADE PUTTERS
         ODYSSEY DF ROSSIE MALLET PUTTERS


         CLEVELAND
         ---------
         RTG WEDGES
         588 WEDGES
         691 WEDGES
         485 WEDGES


         COBRA
         -----
         CXI IRONS
         CXI IRONS SILVER FOX


         TITLEIST
         --------
         975J TITANIUM METAL WOODS
         975D/976R TITANIUM METAL WOODS
         975F TITANIUM METAL WOODS
         PRO TRAJECTORY METAL WOODS
         DCI 990 & 990B IRONS
         DCI 981 & 981 SL IRONS
         DCI 962 IRONS
         BOB VOKEY WEDGES


         PING
         ----
         ISI TITANIUM METAL WOODS
         I3 STEEL METAL WOODS


GOLF PRODUCT CUSTOMERS

         For over twenty years, the Company has supplied investment-cast clubheads for metal woods, irons and putters to many of the top golf companies which produce high-quality, premium-priced golf clubs. Most golf club companies source the three principal components of a golf club--the clubhead, shaft, and grip--from independent suppliers which manufacture these components based on the golf club companies' designs and specifications. The Company currently is a major supplier of stainless steel and titanium clubheads to Callaway Golf Company, which is the producer of the Big Bertha line of steel and titanium metal woods and irons and Odyssey putters and wedges. In addition, the Company is a supplier of investment-cast steel and titanium clubheads for companies which market the Titleist, Cleveland, Cobra and Ping brands of golf clubs.

         Substantially all of the clubheads manufactured by the Company are used in high-quality, premium-priced golf clubs. The Company believes that a substantial portion of the clubheads manufactured by it are incorporated in clubs sold in North America, although many of the Company's clubheads are incorporated in clubs sold in parts of Asia, Europe and other parts of the world. Historically, a limited number of golf club companies have held a very substantial portion of the total market share for high-quality, premium-priced golf clubs in North America. Currently, some of the more popular high-quality, premium-priced clubs are Callaway metal woods and irons; Titleist metal woods, irons and putters; Odyssey putters; and Wilson metal woods, irons and putters. Several of these golf clubheads are marketed by customers of the Company. Callaway (including Odyssey) accounted for 50%, 47% and 49% of the Company's total sales in 2000, 1999 and 1998, respectively. Fortune Brands (formerly American Brands, owner of Titleist and Cobra) accounted for 26%, 25% and 22% of the Company's total sales in 2000, 1999 and 1998, respectively. Taylor Made accounted for 12% and 14% of the Company's total sales in 1999 and 1998, respectively.

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

         POLISHING AND FINISHING. The Company conducts golf clubhead polishing and finishing operations in its facilities in Mexicali, Mexico. In addition, certain iron clubheads were finished in the Company's Tijuana facility during the last quarter of fiscal year 2000. Finishing of the head for an iron or putter can require numerous separate steps and finishing of a head for a metal wood can involve many more separate steps. Most of the clubheads and substantially all of the metal woods manufactured by the Company are finished by it to customer specifications, although some of such clubheads--principally irons--are delivered to customers in an unfinished state. The Company, to assist its customers, at times also polishes and finishes limited quantities of investment-cast clubheads manufactured by other companies.

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

COMPETITION - GOLF

         The Company operates in a highly competitive environment. The Company competes against a number of manufacturers of investment-cast titanium clubheads for high-quality, premium-priced golf clubs, including but not limited to: Sturm Ruger, Inc., Cast Alloys, Inc. and Worldmark Services Ltd. The Company competes principally against two significant U.S.-based manufacturers (Hitchner Manufacturing Co., Inc. and Cast Alloys, Inc.) of investment-cast steel clubheads. The Company also competes with several foreign manufacturers of investment-cast steel clubheads, including Worldmark Services Ltd. (formerly Fu-Sheng Industrial Co. Ltd.), O-ta Precision Casting Co. Ltd., Dynamic Precision Casting MFG. Co. Ltd. and Advanced Group International Co. Ltd.

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

         Price is increasingly becoming a factor but the Company does not compete solely on price. Quality and service are key success factors in the premium-price golf clubhead market. The Company seeks to provide better products and service to its customers than its competitors in order to increase or retain market share.

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

         The Company also competes against golf club companies that internally produce clubheads for their clubs. The Company believes that one of the larger golf club companies, Ping Inc., which produces its own brand of clubs, manufactures substantially all of the investment-cast steel iron clubheads for use in its own clubs. The Company believes that this golf club company produces clubheads for its own use only and does not currently compete with the Company for the business of other golf club companies. However, during the calendar year 2000, Ping Inc. purchased steel metal woods and titanium drivers from the Company.

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

         The Company experiences indirect competition from golf club companies that produce golf clubs with clubheads that are not investment-cast. For example, some clubheads for woods are made of forged faces and fabricated bodies or of wood alone, some clubheads for irons are forged, some clubheads for putters are machined, and some clubheads are made of graphite or other composites. The Company believes that the investment-cast, metal clubhead has a greater share of the market for clubheads for high-quality, premium priced golf clubs than these alternate types of clubheads. In particular, the metal wood has surpassed the wooden wood as the most popular wood and the investment-cast iron has surpassed the forged iron as the most popular type of iron. Graphite and other composite clubheads have been available for several years, but to date have not become nearly as popular as investment-cast clubheads.

EMPLOYEES

         As of December 31, 2000, the Company employed 3,828 persons on a full-time basis. Of these employees, 2,549 and 571 were employed by Coastcast Corporation, S.A. and Coastcast Tijuana S. de R. L. de C. V., respectively, the Mexican subsidiaries of the Company. The Company considers its employee relations to be good.

         The production and maintenance employees in the Gardena, California facility are represented by the United Steelworkers of America. There were 252 such employees as of December 31, 2000. The collective bargaining agreement for such employees was effective May 12, 2000, and will expire on June 11, 2003.

ORTHOPEDIC IMPLANTS, SPECIALTY PRODUCTS AND AUTOMOTIVE PRODUCTS

         The Company also manufactures non golf products including orthopedic implants and surgical tools (used principally for replacement of hip and knee joints in humans and small animals). Other non golf products include titanium and other alloy specialty products, automotive titanium products and automotive aluminum compressor wheels. The Company believes that its engineering and manufacturing disciplines developed to manufacture these products has contributed to the Company's ability to attract new non golf business and to its ability to manufacture golf products.

         The Company is endeavoring to expand its titanium and other alloy investment casting business to potential customers in other commercial and industrial businesses outside of the golf business. At this stage, the Company cannot predict which product opportunities will result in profitable sales, and whether volumes will be significant.

         The Company believes that its principal investment casting competitors in this business are Precision Castparts Corporation, Sturm Ruger, Inc., and PED Manufacturing.

         The Company also manufactures aluminum compressor wheels using the reusable investment pattern process. This process utilizes plaster molds and rubber patterns to produce complex, thin wall aluminum compressor wheels. The Company believes that its principal competitors in this business is Ross Aluminum Foundries.

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

ITEM 2.  PROPERTIES.

         The Company's principal executive offices and one of two steel investment casting manufacturing facilities are located in a 120,000 square foot leased facility in Rancho Dominguez, California, a suburb of Los Angeles. Approximately 19,000 square feet of this facility has been allocated to the Company's new aluminum compressor wheels business. The lease expires in October 2003 and the Company has a five-year extension option.

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

         The majority of clubhead polishing and finishing operations are conducted in facilities leased by the Company's subsidiary in Mexicali, Mexico under four lease agreements, comprising an aggregate of approximately 142,000 square feet. Three of the leases expire in December 2003, and the other lease expires in June 2006. All four leases have a five-year extension option.

         The Company has moved most of its steel golf clubhead casting operations to a 186,000 square foot leased investment casting facility in Tijuana, Mexico. The lease expires in April 2008 and the Company has two five-year extension options. Also, the Company has exercised its option to lease land adjacent to the facility. The Company has another option to lease a second site contiguous to the property as needed for future growth.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is a party to legal actions arising in the ordinary course of business, none of which, individually or in the aggregate, in the opinion of management, after consultation with counsel, will have a material adverse effect on the business or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of the Company are as follows:

NAME                                      AGE        POSITION
----                                      ---        --------
Hans H. Buehler                            68        Chairman of the Board and Chief Executive Officer
Larry J. Cornelius                         59        Vice President, Titanium Casting
Norman Fujitaki                            46        Chief Financial Officer and Secretary
Ramon F. Ibarra                            48        Vice President, Manufacturing
Bryan Rolfe                                48        Vice President, Sales and Business Development
Roberto Roman                              58        Vice President, Human Resources
Todd L. Smith                              37        Executive Vice President, Operations
Kathleen H. Wainwright                     36        Senior Vice President, Sales
K. Michael Wellman                         56        Senior Vice President - Foundries


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

         Mr. Cornelius joined the Company in March 1995. In July 1999, he was promoted to Vice President - Titanium Casting. From 1995 to 1999, he was the Director of the Titanium operations. From 1992 to 1995, he was the Engineering Manager for IMI Titanium Inc. Mr. Cornelius has over 23 years of experience in the titanium business.

         Mr. Fujitaki joined the Company in 1994. He has served as Chief Financial Officer since April 1999. From 1994 to March 1999, he served as Corporate Controller. He previously was employed for eight years by Neutrogena Corporation, a manufacturer and marketer of skin and hair care products, for which he served as Corporate Controller from September 1988.

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

         Ms. Wainwright joined the Company in 1988. In February 2000, she was promoted to Senior Vice President - Sales. From November 1996 to January 2000, she served as Vice President, Sales. Prior to that time, she served the Company in various capacities, including plant manager at the facility located in Wallingford, Connecticut.

         Mr. Wellman joined the Company in 2000. In February 2000, he became the Senior Vice President - Foundries. From 1993 to 1999, he was the President and owner of Commercial Titanium Casting, Inc. From 1989 to 1993, he was the Group Vice President of Sturm Ruger Inc. Mr. Wellman has over 27 years of foundry experience.

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

FISCAL YEAR                                                  HIGH            LOW
-----------                                                  ----            ---
2000
         First Quarter                                   $   17 1/8       $  13 1/4
         Second Quarter                                      20 7/16         14 7/8
         Third Quarter                                       18 3/16         13
         Fourth Quarter                                      18 7/16         14 1/4
1999

         First Quarter                                        9 7/8           6 15/16
         Second Quarter                                      12 3/4           8 7/8
         Third Quarter                                       12 7/8          10 1/2
         Fourth Quarter                                      16 13/16        10 11/16

The approximate number of record holders of common stock of the Company as of March 21, 2001 was 145.

DIVIDENDS

         On October 27, 2000, the Board of Directors of the Company declared an extraordinary dividend of $5.00 per share payable on January 9, 2001 to shareholders of record on December 19, 2000. On January 9, 2001, the Company paid $38.2 million to shareholders of record on December 19, 2000. In addition, the Board of Directors approved the adoption of a dividend policy pursuant to which the Company intends to pay quarterly dividends. The amount of dividends will depend upon the Company's financial position, results of operations and the needs of the business. It is expected that the first quarterly dividend will be paid in May 2001 and that the initial quarterly dividend rate will be $0.26 per share.

STOCK REPURCHASE

         In December 1999, the Board of Directors authorized the repurchase of an additional one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. For the year ended December 31, 2000, the Company purchased 375,658 shares at a cost of $5.5 million dollars, completing the share repurchase under the original authorization, with 788,842 shares remaining to be purchased under the December 1999 authorization.

BUSINESS RISKS

         CUSTOMER CONCENTRATION. The Company's sales have been and very likely will continue to be concentrated among a small number of customers. Sales to two customers accounted for 76% of sales during the year ended December 31, 2000 and sales to three customers accounted for 84% of sales during the years ended December 31, 1999 and 1998. Sales to the Company's top customer, Callaway Golf Company (including Odyssey Golf) accounted for 50% of sales for the year ended December 31, 2000.

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

         HAZARDOUS WASTE. In the ordinary course of its manufacturing process, the Company uses hazardous substances and generates hazardous waste. The Company has no material liabilities as of December 31, 2000 under environmental laws and regulations, and believes that its operations are in substantial compliance with applicable laws and regulations. Nevertheless, no assurance can be given that the Company will not encounter environmental problems or incur environmental liabilities in the future which could adversely affect its business. See also
Item 1. Business - Discontinued Operations.

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

         RELIANCE ON KEY PERSONNEL. The success of the Company is dependent upon its senior management, and their ability to attract and retain qualified personnel. The Company does not have any non-competition agreements with any of its employees. There is no assurance that the Company will be able to retain its existing senior management personnel or be able to attract additional qualified personnel. In February 2001, the Company's Chairman and Chief Executive Officer had successful heart valve replacement surgery. Following a period of convalescence at home, the Chairman and Chief Executive Officer is expected to return full time to his responsibilities with the Company.

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

         ADVERSE EFFECT OF INCREASED ENERGY COSTS. The Company has two facilities located in Southern California which are experiencing increased energy costs in electricity and natural gas. Depending on the severity of these increased costs, the length of time the increased costs persist and the ability of the Company to pass along these increased cost to its customers, the profits of the Company may be adversely impacted.

         SHAREHOLDER RIGHTS PLAN COULD DISCOURAGE ACQUISITION PROPOSALS. The Company's shareholder rights plan could make it more difficult for a third party to acquire the Company, even if doing so would be beneficial to the Company's shareholders. The shareholders rights plan is intended to encourage potential acquirers to negotiate with the Company and allow the Company's board of directors the opportunity to consider alternative proposals in the interest of maximizing shareholder value. However, such provisions may also discourage acquisition proposals or delay or prevent a change in control, which could harm the price for the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA.

         The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein.

                                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------------------------------------------
                                                             2000           1999          1998         1997         1996
                                                             ----           ----          ----         ----         ----
                                                                       (IN THOUSANDS, EXCEPT SHARE DATA)
Consolidated Statement of
   Income Data:
   Sales                                                   $ 141,371     $ 120,383     $ 144,560    $ 149,515    $148,257
   Gross profit                                               18,621        21,773        22,365       28,533      33,826
   Income from operations                                     11,969        14,355        11,971       17,776      24,454
Income from Continuing
   Operations Data:
   Income before income taxes                                 14,652        16,101        13,504       18,751      25,496
   Income taxes                                                5,903         6,582         5,672        7,875      10,430
   Income from continuing operations                           8,749         9,519         7,832       10,876      15,066
Income from Continuing Operations Per Share--
   Basic                                                      $ 1.15        $ 1.21        $ 0.91       $ 1.24      $ 1.72
                                                           =========     =========     =========    =========    ========
Income from Continuing Operations Per Share--
   Diluted                                                    $ 1.12        $ 1.20        $ 0.89       $ 1.22      $ 1.67
                                                           =========     =========     =========    =========    ========
Dividend Per Share                                             $5.00         $0.00         $0.00        $0.00       $0.00
                                                           =========     =========     =========    =========    ========
Weighted Average Shares Outstanding--Basic                     7,613         7,892         8,638        8,798       8,773
                                                           =========     =========     =========    =========    ========
Weighted Average Shares Outstanding--Diluted                   7,795         7,924         8,837        8,924       9,038
                                                           =========     =========     =========    =========    ========


                                                                       AS OF DECEMBER 31,
                                                  -----------------------------------------------------------------
                                                    2000          1999           1998          1997         1996
                                                    ----          ----           ----          ----         ----
                                                                         (IN THOUSANDS)
Consolidated Balance Sheet
   Data:
   Working Capital                                $ 27,640       $ 57,755      $ 46,717      $ 56,795     $ 44,800
   Total Assets                                     99,350         92,316        83,673        90,025       76,100
   Deferred compensation                               828            541           295         1,614          438
   Shareholders' equity                             52,739         83,290        77,142        78,391       66,487

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated operating results expressed in thousands of dollars and as a percentage of sales.

                                                             YEARS ENDED DECEMBER 31,
                                    --------------------------------------------------------------------------------
                                               2000                        1999                         1998
                                               ----                        ----                         ----
                                      AMOUNT          PERCENT      AMOUNT        PERCENT        AMOUNT        PERCENT
                                      ------          -------      ------        -------        ------        -------

Sales                                $ 141,371        100.0       $ 120,383         100.0     $ 144,560       100.0
Cost of sales                          122,750         86.8          98,610          81.9       122,195        84.5
Gross profit                            18,621         13.2          21,773          18.1        22,365        15.5
Selling, general
   and administrative                    6,652          4.7           7,418           6.2        10,394         7.2
Income from continuing
   operations                           11,969          8.5          14,355          11.9        11,971         8.3
Other income, net                        2,683          1.9           1,746           1.5         1,533         1.1
Income from continuing
   operations before
   income taxes                         14,652         10.4          16,101          13.4        13,504         9.3



YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Sales increased $21.0 million, or 17%, to $141.4 million for 2000 from $120.4 million for 1999. The increase in sales was mainly due to an 18% increase in sales volume of clubheads. Titanium clubhead sales represented 45% and 42% of total sales for 2000 and 1999, respectively. Sales to Callaway Golf Company, represented 50% of total sales for 2000 compared to 47% in 1999. There is no assurance that sales to Callaway will represent similar percentages of total sales in the future.

         Gross profit decreased $3.2 million, or 15%, to $18.6 million for 2000 from $21.8 million for 1999. The gross profit margin decreased to 13% in 2000 from 18% in 1999. The decrease in gross margin was mainly due to a significant decrease in sales of steel clubheads during the last half of 2000 and increased costs. In addition, gross margins were impacted by new product start up problems and high scrap rates during the fourth quarter of 2000.

         Selling, general and administrative expense decreased by $.7 million, or 9%, to $6.7 million for 2000 from $7.4 million for 1999. The decrease in selling, general and administrative expense was partially due to a decrease in bad debt expense.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash and cash equivalents position at December 31, 2000 was $52.2 million compared to $42.7 million on December 31, 1999, an increase of $9.5 million. Net cash provided by operating activities was $14.3 million for the year ended December 31, 2000. Net income of $8.7 million, depreciation and amortization of $4.4 million, and a decrease in accounts receivables and inventories of $1.9 million and $1.5 million, respectively, were partially offset by an increase in prepaid expenses and other current assets of $1.5 million. Cash used in investing activities of $3.8 million consists primarily of $3.7 million of capital expenditures. Net cash used in financing activities of $1.1 million consists of repurchase of common stock of $5.5 million offset by proceeds from stock option exercises net of related tax benefit of $4.4 million.

         The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5 million and which had no outstanding balance at December 31, 2000. This line of credit, which expires on May 31, 2001, bears interest at the bank's prime rate or LIBOR plus 2%.

         On October 27, 2000, the Board of Directors of the Company declared an extraordinary dividend of $5.00 per share payable on January 9, 2001 to shareholders of record on December 19, 2000. On January 9, 2001, the Company paid $38.2 million to shareholders of record on December 19, 2000. In addition, the Board of Directors approved the adoption of a dividend policy pursuant to which the Company intends to pay quarterly dividends. The amount of dividends will depend upon the Company's financial position, results of operations and the needs of the business. It is expected that the first quarterly dividend will be paid in May 2001 and that the initial quarterly dividend rate will be $0.26 per share.

         In December 1999, the Board of Directors authorized the repurchase of an additional one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. For the year ended December 31, 2000, the Company purchased 375,658 shares at a cost of $5.5 million dollars, completing the share repurchase under the original authorization, with 788,842 shares remaining to be purchased under the December 1999 authorization.

         The Company believes that its current cash position, the working capital generated by future operations and the ability to borrow should be adequate to meet its financing requirements for current operations and the foreseeable future.

QUARTERLY INFORMATION AND SEASONALITY

         Set forth below is certain unaudited quarterly financial information. The Company believes that all other necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly, and in accordance with accounting principles generally accepted in the United States of America, the selected quarterly information when read in conjunction with the consolidated financial statements included elsewhere herein.


                                                         YEAR ENDED                                   YEAR ENDED
                                                     DECEMBER 31, 2000                             DECEMBER 31, 1999
                                         -------------------------------------------- --------------------------------------------
                                            1ST         2ND        3RD         4TH        1ST        2ND         3RD        4TH
                                          QUARTER     QUARTER    QUARTER     QUARTER    QUARTER    QUARTER     QUARTER    QUARTER
                                          -------     -------    -------     -------    -------    -------     -------    -------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)

Sales                                     $37,230    $ 46,705   $ 32,539    $ 24,897   $ 27,091    $ 33,582   $ 31,957   $ 27,753
Gross profit (loss)                         6,481       8,838      3,390         (88)     5,849       7,636      3,776      4,512
Income (loss) before taxes                  5,075       7,052      2,751        (226)     3,976       5,796      2,603      3,726
Provision for income taxes                  2,123       2,920      1,155        (295)     1,670       2,434      1,032      1,446
Net income                                  2,952       4,132      1,596          69      2,306       3,362      1,571      2,280

Net income per share - basic                  .38         .54        .21         .01        .29         .43        .20        .29
Net income per share-diluted                  .38         .52        .21         .01        .29         .42        .20        .29


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

BACKLOG

         As of December 31, 2000, the Company had a backlog of approximately $23.1 million as compared to a backlog of approximately $34.5 million as of December 31, 1999. The Company believes that its current backlog is scheduled to be shipped in the ensuing four months. Although many of the Company's customers release purchase orders months prior to the requested delivery date, these orders are generally cancelable without penalty provided that no production has commenced. If production has commenced, an order is cancelable upon payment of the cost of production. Historically, the Company's backlog generally has been the highest in the second and third quarters due principally to seasonal factors. Backlog is not necessarily indicative of future operating results.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE MARKET RISK.

         Not applicable.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this Item with respect to directors is incorporated herein by reference to the information contained under the caption "Nomination and Election of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 20, 2001, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000. Information with respect to executive officers is included in Part I of this Report. The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 20, 2001, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this Item is incorporated herein by reference to the information contained under the caption "Executive Compensation and Other Information" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 20, 2001, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this Item is incorporated herein by reference to the information contained under the captions "Voting Securities and Principal Shareholders" and "Stock Ownership of Management" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 20, 2001, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this Item is incorporated herein by reference to the information contained under the caption "Certain Transactions" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 20, 2001, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2000.


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

(b)      REPORTS ON FORM 8-K

         On October 27, 2000, the Company filed a report on Form 8-K reporting
(a) the adoption of a shareholder rights plan by the Company, (b) the declaration of an extraordinary cash dividend with respect to the shares of common stock of the Company and (c) the adoption of a dividend policy by the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2001                  COASTCAST CORPORATION



                                       By: /s/ HANS H. BUEHLER
                                           ------------------------------
                                           Hans H. Buehler,
                                           Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2001.

          SIGNATURE                                      TITLE
          ---------                                      -----


/s/ HANS H. BUEHLER                    Chairman of the Board and Chief Executive
-----------------------------          Officer (Principal Executive Officer)
Hans H. Buehler


/s/ NORMAN FUJITAKI                    Chief Financial Officer and Secretary
-----------------------------          (Principal Financial and Accounting
Norman Fujitaki                        Officer)



/s/ ROBERT L. GATES                    Director
-----------------------------
Robert L. Gates


/s/ ROBERT H. GOON                     Director
-----------------------------
Robert H. Goon


/s/ EDWIN A. LEVY                      Director
-----------------------------
Edwin A. Levy

/s/ LEE E. MIKLES                      Director
-----------------------------
Lee E. Mikles


/s/ PAUL A. NOVELLY                    Director
-----------------------------
Paul A. Novelly

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

CONSOLIDATED FINANCIAL STATEMENTS                                                               PAGE NUMBER
---------------------------------                                                               -----------

Independent Auditors' Report                                                                         22

Consolidated Balance Sheets as of December 31, 2000 and 1999                                         23

Consolidated Statements of Income for the years ended December 31, 2000, 1999
      and 1998                                                                                       24

Consolidated Statements of Shareholders' Equity for the years ended December 31,
      1998, 1999 and 2000                                                                            25

Consolidated Statements of Cash Flows for the years ended December 31, 2000,
      1999 and 1998                                                                                  26

Notes to Consolidated Financial Statements                                                           27


SCHEDULES
---------

Independent Auditors' Report                                                                         38

Schedule II--Valuation and Qualifying Accounts for the years ended December 31,
      1998, 1999 and 2000                                                                            39

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Coastcast Corporation:

We have audited the accompanying consolidated balance sheets of Coastcast Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coastcast Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/  DELOITTE & TOUCHE LLP

Los Angeles, California
February 6, 2001

                              COASTCAST CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                   ------------------------------------------
                                                                                         2000                     1999
                                                                                   -----------------        -----------------
                                   ASSETS
Current assets:
   Cash and cash equivalents                                                            $52,168,000             $ 42,740,000
   Trade accounts receivable, net of allowance for doubtful
     accounts of $200,000 and $500,000 at December 31, 2000
     and 1999, respectively (Note 13)                                                     7,298,000                9,179,000
   Inventories (Note 3)                                                                   9,538,000               11,059,000
   Prepaid income taxes                                                                   2,093,000                  336,000
   Prepaid expenses and other current assets                                              1,437,000                1,627,000
   Deferred income taxes (Note 8)                                                           889,000                1,207,000
                                                                                   -----------------        -----------------
       Total current assets                                                              73,423,000               66,148,000
Property, plant and equipment, net (Note 4)                                              23,434,000               24,170,000
Deferred income taxes (Note 8)                                                              960,000                  492,000
Investments                                                                                 953,000                  925,000
Other assets, net                                                                           580,000                  581,000
                                                                                   -----------------        -----------------
                                                                                       $ 99,350,000             $ 92,316,000
                                                                                   =================        =================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                     $ 3,769,000              $ 4,949,000
   Dividend payable                                                                      38,209,000                        -
   Accrued liabilities (Note 6)                                                           3,805,000                3,536,000
                                                                                   -----------------        -----------------
       Total current liabilities                                                         45,783,000                8,485,000
Deferred compensation (Note 7)                                                              828,000                  541,000
                                                                                   -----------------        -----------------
       Total liabilities                                                                 46,611,000                9,026,000
Commitments and contingencies (Notes 2 and 10)
Shareholders' equity (Notes 9 and 11):
   Series A Preferred stock, no par value, 200,000 shares authorized;
      none issued and outstanding
   Preferred stock, no par value, 1,800,000 shares authorized;
      none issued and outstanding
   Common stock, no par value, 20,000,000 shares authorized;
      7,641,769 and 7,701,571 shares issued and outstanding as of
      December 31, 2000 and 1999, respectively                                           25,847,000               26,964,000
   Retained earnings                                                                     26,892,000               56,352,000
   Accumulated other comprehensive income (loss)                                                  -                  (26,000)
                                                                                  ------------------        -----------------
       Total shareholders' equity                                                        52,739,000               83,290,000
                                                                                  ------------------        -----------------
                                                                                        $99,350,000             $ 92,316,000
                                                                                  ==================        =================


         See accompanying notes to consolidated financial statements.

                              COASTCAST CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                             YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------
                                                                2000                  1999                    1998
                                                          -----------------     ------------------      -----------------
Sales (Note 13)                                              $ 141,371,000          $ 120,383,000           $144,560,000
Cost of sales                                                  122,750,000             98,610,000            122,195,000
                                                          -----------------     ------------------      -----------------
Gross profit                                                    18,621,000             21,773,000             22,365,000
Selling, general and administrative                              6,652,000              7,418,000             10,394,000
                                                          -----------------     ------------------      -----------------
Income from operations                                          11,969,000             14,355,000             11,971,000
Other income, net                                                2,683,000              1,746,000              1,533,000
                                                          -----------------     ------------------      -----------------
Income before income taxes                                      14,652,000             16,101,000             13,504,000
Provision for income taxes (Note 8)                              5,903,000              6,582,000              5,672,000
                                                          -----------------     ------------------      -----------------
Income from continuing operations                                8,749,000              9,519,000              7,832,000
Loss from discontinued operations (net of
  income tax benefit of $113,000 -Note 2)                                -                      -               (157,000)
                                                          -----------------     ------------------      -----------------
Net income                                                     $ 8,749,000            $ 9,519,000             $7,675,000
                                                          =================     ==================      =================

NET INCOME PER SHARE (Note 12)
Income from continuing operations per share -
  basic                                                          $    1.15              $    1.21                $   .91
Discontinued operations per share - basic                                -                      -                   (.02)
                                                          -----------------     ------------------      -----------------
Net income per share - basic                                     $    1.15              $    1.21                $   .89
                                                          =================     ==================      =================
Weighted average shares outstanding                              7,613,357              7,892,360              8,637,724
                                                          =================     ==================      =================

Income from continuing operations per share -
  diluted                                                        $    1.12              $    1.20                $   .89
Discontinued operations per share - diluted                              -                      -                   (.02)
                                                          -----------------     ------------------      -----------------
Net income per share - diluted                                   $    1.12              $    1.20                $   .87
                                                          =================     ==================      =================
Diluted weighted average shares outstanding                      7,794,854              7,923,957              8,837,304
                                                          =================     ==================      =================









          See accompanying notes to consolidated financial statements.

                              COASTCAST CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                               COMMON STOCK
                                                   ----------------------------------
                                                     NUMBER OF
                                                       SHARES               AMOUNT
                                                   -------------        -------------
BALANCE AT JANUARY 1, 1998                            8,849,005          $39,233,000
 Stock options exercised, including related
  income tax benefit (Note 11)                          205,199            3,184,000
 Director compensatory stock options                                         269,000
 Repurchase of common stock                          (1,064,800)         (12,377,000)
 Net income
                                                   -------------        -------------
BALANCE AT DECEMBER 31, 1998                          7,989,404           30,309,000
 Stock options exercised, including related
  income tax benefit (Note 11)                            4,667               48,000
 Repurchase of common stock                            (292,500)          (3,393,000)
 Unrealized loss on investments, net of
  income tax benefit of $19,000
 Net income
                                                   -------------        -------------
BALANCE AT DECEMBER 31, 1999                          7,701,571           26,964,000
 Stock options exercised, including related
  income tax benefit (Note 11)                          315,856            4,426,000
 Repurchase of common stock                            (375,658)          (5,543,000)
 Unrealized gain on investments, net of
  income tax expense of $19,000
 Cash dividend declared
 Net income
                                                   -------------        -------------
BALANCE AT DECEMBER 31, 2000                          7,641,769          $25,847,000
                                                   =============        =============

                                                                           OTHER
                                                     RETAINED           COMPREHENSIVE                             COMPREHENSIVE
                                                     EARNINGS              INCOME                TOTAL               INCOME
                                                   -------------        -------------        -------------        -------------
BALANCE AT JANUARY 1, 1998                          $39,158,000                    -          $78,391,000           $        -
 Stock options exercised, including related
  income tax benefit (Note 11)                                                                  3,184,000
 Director compensatory stock options                                                              269,000
 Repurchase of common stock                                                                   (12,377,000)
 Net income                                           7,675,000                                 7,675,000            7,675,000
                                                   -------------        -------------        -------------        -------------
BALANCE AT DECEMBER 31, 1998                         46,833,000                    -           77,142,000           $7,675,000
                                                                                                                  =============
 Stock options exercised, including related
  income tax benefit (Note 11)                                                                     48,000
 Repurchase of common stock                                                                    (3,393,000)
 Unrealized loss on investments, net of
  income tax benefit of $19,000                                              (26,000)             (26,000)             (26,000)
 Net income                                           9,519,000                                 9,519,000            9,519,000
                                                   -------------        -------------        -------------        -------------
BALANCE AT DECEMBER 31, 1999                         56,352,000              (26,000)          83,290,000           $9,493,000
                                                                                                                  =============
 Stock options exercised, including related
  income tax benefit (Note 11)                                                                  4,426,000
 Repurchase of common stock                                                                    (5,543,000)
 Unrealized gain on investments, net of
  income tax expense of $19,000                                               26,000               26,000               26,000
 Cash dividend declared                             (38,209,000)                              (38,209,000)
 Net income                                           8,749,000                                 8,749,000            8,749,000
                                                   -------------        -------------        -------------        -------------
BALANCE AT DECEMBER 31, 2000                        $26,892,000          $         -          $52,739,000           $8,775,000
                                                   =============        =============        =============        =============


          See accompanying notes to consolidated financial statements.

                              COASTCAST CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------
                                                                      2000             1999             1998
                                                                  ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                                      $ 8,749,000       $9,519,000       $7,675,000
  Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                    4,428,000        4,089,000        3,375,000
   Goodwill amortization                                               28,000           18,000                -
   Loss on disposal of machinery and equipment                         21,000           91,000        1,001,000
   Loss on investments                                                 50,000           20,000                -
   Change in accrual for disposal of aerospace business                     -                -         (701,000)
   Deferred compensation                                              287,000          246,000       (1,319,000)
   Deferred income taxes                                             (144,000)        (469,000)         660,000
   Non-employee director compensatory stock options                         -                -          269,000
   Changes in operating assets and liabilities:
     Trade accounts receivable                                      1,881,000       (1,621,000)       5,337,000
     Inventories                                                    1,521,000         (728,000)      10,882,000
     Prepaid expenses and other current assets                     (1,573,000)       4,331,000       (4,265,000)
     Accounts payable and accrued liabilities                        (911,000)       2,127,000       (3,784,000)
                                                                  ------------     ------------     ------------
      Net cash provided by operating activities                    14,337,000       17,623,000       19,130,000
                                                                  ------------     ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of property, plant and equipment                        (3,735,000)      (4,247,000)      (8,787,000)
  Proceeds from disposal of machinery and equipment                    22,000           80,000          687,000
  Surrender (purchase) of life insurance policies                           -        6,215,000       (2,686,000)
  Purchase of investments                                            (794,000)      (1,107,000)               -
  Sales/maturities of investments                                     742,000          136,000                -
  Purchase of business, net of cash acquired                                -         (233,000)               -
  Other assets                                                        (27,000)          67,000          213,000
                                                                  ------------     ------------     ------------
      Net cash (used in) provided by investing activities          (3,792,000)         911,000      (10,573,000)
                                                                  ------------     ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of common stock upon exercise of
   options net of related tax benefit                               4,426,000           48,000        3,184,000
  Repurchase of common stock                                       (5,543,000)      (3,393,000)     (12,377,000)
                                                                  ------------     ------------     ------------
      Net cash used in financing activities                        (1,117,000)      (3,345,000)      (9,193,000)
                                                                  ------------     ------------     ------------

  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              9,428,000       15,189,000         (636,000)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   42,740,000       27,551,000       28,187,000
                                                                  ------------     ------------     ------------
  CASH AND CASH EQUIVALENTS AT END OF YEAR                        $52,168,000      $42,740,000      $27,551,000
                                                                  ============     ============     ============

  SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during year for income taxes                         $ 7,234,000      $ 3,436,000      $ 8,546,000
                                                                  ============     ============     ============

  NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Cash dividend declared                                         $38,209,000      $         -      $        -
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

         USE OF ESTIMATES--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         CONCENTRATION OF CREDIT RISK--The Company's financial instruments that are exposed to credit risk consist primarily of accounts receivable. The Company grants credit to substantially all of its customers, performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for potential credit losses. See also Note 13.

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

         INVESTMENTS-- Investments are included in an irrevocable rabbi trust and are considered available for sale and carried at fair value. Fair value for fixed-maturity investments and equity securities is based on quoted market prices. Unrealized appreciation or depreciation on fixed-maturity investments and equity securities is included in accumulated other comprehensive income
(loss). Gains and losses on sales of investments are computed on the specific identification method and are reflected in other income, net.

         INCOME TAXES--Deferred income taxes are recognized based on differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates (see Note 8).

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

         RECLASSIFICATIONS --Certain prior year balances have been reclassified to reflect the current year presentation.

         ACCOUNTING PRONOUNCEMENT - Statement of Financial Accounting Standards
(SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

3.  INVENTORIES

         Inventories consist of the following:

                                                                                              DECEMBER 31,
                                                                               --------------------------------------------
                                                                                      2000                     1999
                                                                               -------------------      -------------------
                 Raw materials and supplies                                          $  3,854,000              $ 4,771,000
                 Tooling                                                                  268,000                  165,000
                 Work-in-process                                                        5,038,000                5,698,000
                 Finished goods                                                           378,000                  425,000
                                                                               -------------------      -------------------
                                                                                      $ 9,538,000             $ 11,059,000
                                                                               ===================      ===================

         Included above are costs incurred for the production of tooling which is subsequently sold to customers upon acceptance of the first production unit.

4.  PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                                               DECEMBER 31,
                                                                               ---------------------------------------------
                                                                                      2000                      1999
                                                                               --------------------      -------------------
                 Land                                                                 $  2,186,000             $  2,186,000
                 Buildings and improvements                                             11,252,000               10,517,000
                 Machinery and equipment                                                31,560,000               29,115,000
                 Transportation                                                          2,526,000                2,436,000
                 Furniture, fixtures and computers                                       3,972,000                3,659,000
                                                                               --------------------      -------------------
                                                                                        51,496,000               47,913,000
                 Less accumulated depreciation and amortization                         28,062,000               23,743,000
                                                                               --------------------      -------------------
                                                                                     $  23,434,000            $  24,170,000
                                                                               ====================      ===================

         Depreciation and amortization expense for 2000, 1999 and 1998 was $4,428,000, $4,089,000 and $3,375,000, respectively.

5.  SHORT-TERM BORROWINGS

         The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5,000,000 and which had no outstanding balance at December 31, 2000 and 1999. This line of credit, which expires on May 31, 2001, bears interest at the bank's prime rate or LIBOR plus 2%.

6.  ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                                                                DECEMBER 31,
                                                                               -----------------------------------------------
                                                                                       2000                      1999
                                                                               ---------------------      --------------------
                 Accrued payroll and related expenses                                 $   1,460,000              $  1,533,000
                 Accrued vacation                                                         1,077,000                   931,000
                 Accrued insurance                                                          717,000                   504,000
                 Other accrued expenses                                                     551,000                   568,000
                                                                               ---------------------      --------------------
                                                                                      $   3,805,000              $  3,536,000
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

         The following table sets forth the plan's change in benefit obligation, change in plan assets and components of net pension cost:

                                                                              DECEMBER 31,
                                                        ----------------------------------------------------------
                                                               2000                1999                1998
                                                        -----------------   -----------------    -----------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                 $      2,154,000    $      2,280,000
Service cost                                                      55,000              48,000
Interest cost                                                    146,000             140,000
Actuarial loss (gain) from change in assumptions                  28,000            (207,000)
Actuarial loss                                                        -               39,000
Increase in plan benefits                                         40,000                  -
Benefits paid                                                   (136,000)           (146,000)
                                                        -----------------   -----------------
Benefit obligation at end of year                              2,287,000           2,154,000
                                                        =================   =================

CHANGE IN PLAN ASSETS:
Fair value of plan assets at beginning of year                 2,207,000           2,239,000
Actual return on plan assets                                      85,000             114,000
Benefits paid                                                   (136,000)           (146,000)
                                                        -----------------   -----------------
Fair value of plan assets at end of year                       2,156,000           2,207,000
                                                        =================   =================

Funded status                                                   (131,000)             53,000
Unrecognized actuarial loss (gain)                                63,000             (29,000)
Unrecognized prior service cost                                  117,000              84,000
Unrecognized transition obligation                               (70,000)            (96,000)
                                                        -----------------   -----------------
(Accrued) prepaid benefit cost                          $       (21,000)    $         12,000
                                                        =================   =================

COMPONENTS OF NET PENSION COST:
Service cost                                            $         55,000    $         48,000     $         75,000
Interest cost                                                    146,000             140,000              139,000
Return on plan assets                                            (85,000)           (114,000)            (115,000)
Amortization and deferral                                        (83,000)            (56,000)             (44,000)
                                                        -----------------   -----------------    -----------------
Net pension cost                                        $         33,000    $         18,000     $         55,000
                                                        =================   =================    =================


         The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 7% in both 2000 and 1999. The expected long-term rate of return on assets was 7% for both 2000 and 1999.

         Effective January 1, 1996, the Company adopted a retirement savings plan (the "401(k) Plan") pursuant to which all U.S. employees who satisfy the age and service requirements under the plan and who are not covered by collective bargaining agreements may defer compensation for income tax purposes under section 401(k) of the Internal Revenue Code of 1986. Participants may contribute up to 15% of their compensation up to the maximum permitted under federal law. The Company is obligated to contribute annually an amount equal to 25% of each participant's contribution up to 6% of that participant's annual compensation. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $112,000, $93,000 and $108,000 during 2000, 1999 and 1998, respectively.

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

         The following table sets forth the plan's change in benefit obligation, change in plan assets and components of net pension cost:

                                                                                DECEMBER 31,
                                                        -------------------------------------------------------------
                                                              2000                 1999                  1998
                                                        -----------------    ------------------   -------------------
CHANGE IN BENEFIT OBLIGATION:
Benefit obligation at beginning of year                       $1,351,000            $1,459,000
Service cost                                                     134,000                94,000
Interest cost                                                     94,000                83,000
Actuarial gain from change in assumptions                             -               (162,000)
Amendment                                                             -                  7,000
Actuarial gain                                                  (336,000)             (130,000)
                                                        -----------------    ------------------
Benefit obligation at end of year                              1,243,000             1,351,000
                                                        =================    ==================

CHANGE IN PLAN ASSETS:                                                -                     -
                                                        =================    ==================

Funded status                                                 (1,243,000)           (1,351,000)
Unrecognized actuarial loss                                     (187,000)              191,000
Unrecognized prior service cost                                  184,000               162,000
Unrecognized transition obligation                               418,000               457,000
                                                        -----------------    ------------------
Accrued benefit cost                                           $(828,000)            $(541,000)
                                                        =================    ==================

COMPONENTS OF NET PENSION COST:
Service cost                                                    $134,000               $94,000               $81,000
Interest cost                                                     94,000                83,000                83,000
Amortization and deferral                                         59,000                69,000                74,000
Curtailment/forfeitures                                               -                     -             (1,807,000)
1996 amortized expense                                                -                     -                250,000
                                                        -----------------    ------------------   -------------------
Net pension cost (income)                                       $287,000              $246,000           $(1,319,000)
                                                        =================    ==================   ===================


         The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.0% for both 2000 and 1999. To fund this plan, the Company prior to December 31, 1998 purchased whole-life insurance contracts on certain participants. All the whole-life insurance contracts were surrendered for cash during 1999. A portion of the cash received from the surrender of the contracts is invested in marketable securities in an irrevocable rabbi trust and is presented as an asset of the Company in the accompanying consolidated balance sheets.

         The Company does not provide any other post-retirement benefits to its employees.

8.  INCOME TAXES

         The provision for income taxes is as follows:

                                                                          YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------------------
                                                                2000                 1999                1998
                                                        ------------------   -------------------  ------------------
Current:
      Federal                                           $       4,159,000    $        5,553,000   $       3,675,000
      State                                                       949,000             1,173,000             753,000
      Foreign                                                     958,000               306,000             251,000
                                                        ------------------   -------------------  ------------------
                                                                6,066,000             7,032,000           4,679,000
                                                        ------------------   -------------------  ------------------
Deferred:
      Federal                                                     (74,000)             (377,000)            844,000
      State                                                       (29,000)              (73,000)            149,000
      Foreign                                                     (60,000)                    -                   -
                                                        ------------------   -------------------  ------------------
                                                                 (163,000)             (450,000)            993,000
                                                        ------------------   -------------------  ------------------
                                                        $       5,903,000    $        6,582,000   $       5,672,000
                                                        ==================   ===================  ==================



         The actual provision on income before income taxes differs from the statutory federal income tax rate due to the following:

                                                                            YEARS ENDED DECEMBER 31,
                                                             -------------------------------------------------------
                                                                   2000                1999               1998
                                                             ----------------   -----------------   ----------------
Federal income taxes at the statutory rate                   $     5,128,000    $      5,635,000    $     4,726,000
State income taxes, net of federal benefit                           650,000             735,000            618,000
California investment tax credit                                     (95,000)            (18,000)           (67,000)
Other items                                                          220,000             230,000            395,000
                                                             ----------------   -----------------   ----------------
                                                             $     5,903,000    $      6,582,000    $     5,672,000
                                                             ================   =================   ================


         The tax effects of items comprising the Company's net deferred income tax asset are as follows:





                                                                        DECEMBER 31,
                                                             ------------------------------------
                                                                   2000                1999
                                                             ----------------   -----------------
        Allowance for doubtful accounts                      $        84,000    $        210,000
        Deferred compensation                                        346,000             227,000
        Accrued expenses                                             505,000             562,000
        Inventory reserve                                            437,000             575,000
        State income taxes                                           199,000             309,000
        Depreciation                                                 445,000              23,000
        Other items                                                 (167,000)           (201,000)
                                                             ----------------   -----------------
                                                             $     1,849,000    $      1,705,000
                                                             ================   =================

9.  SHAREHOLDERS' RIGHTS PLAN

         On October 27, 2000, the Board of Directors approved the adoption of a Shareholders' Rights Plan (the Plan). In connection with the Plan, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock. In general, the rights will not be exercisable or transferable apart from the common stock, unless a person or group (i) acquires beneficial ownership of 15% or more of the outstanding common stock, or
(ii) commences a tender offer or commences or files a registration statement with respect to an exchange offer, to acquire beneficial ownership of 15% or more of the outstanding stock. When exercisable, each right will entitle the holder to buy at a $75 exercise price (the "Exercise Price") 1/100th of a share of Series A Preferred Stock of the Company. Following an event described in (i) or (ii) above, each right will entitle the holder to purchase from the Company, at the Exercise Price, common stock (or under certain circumstances, other securities or assets of the Company) having a value of twice the Exercise Price. Further, if after the rights become exercisable the Company or a majority of its assets or earning power are acquired by merger or otherwise, each right will thereafter represent the right to purchase that number of shares of the surviving corporation or (in certain circumstances) its parent having a market value of twice the Exercise Price. In general, no acquiring person, nor the person or group whose purchase transaction or tender or exchange offer triggers the exercisability of the rights, nor any of that person or group's transferees may exercise rights held by them.

         At any time prior to the 10th day following an event described in (i) or (ii) above, the Board of Directors may redeem all outstanding rights at a price of $.01 per right, and may amend the Plan and the rights in any and all respects. The rights will expire at the earlier date of their redemption or October 27, 2010.

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

         The future minimum lease payments required under these leases as of December 31, 2000 are as follows:

         YEAR ENDING
         DECEMBER 31,
         --------------------------------------------------------------
         2001                                              $ 1,806,000
         2002                                                1,800,000
         2003                                                1,675,000
         2004                                                  839,000
         2005                                                  839,000
         Thereafter                                          1,738,000
                                                     ------------------
                                                           $ 8,697,000
                                                     ==================

         Rent expense for 2000, 1999 and 1998 was approximately $1,816,000, $1,710,000 and $1,669,000, respectively.



11. STOCK OPTION PLANS

         Under the Company's 1996 Amended and Restated Employee Stock Option Plan ("1996 Employee Stock Option Plan"), a maximum of 1,950,000 shares of common stock may be issued pursuant to exercise of options granted to officers and key employees under the plan. Options may be granted under the plan at prices which are equal to or greater than the fair market value of the shares at the date of grant. The options become exercisable over a period of time as determined by the Board of Directors or a committee of directors and generally expire ten years from the date of grant or earlier following termination of employment. As of December 31, 2000, an aggregate of 858,549 shares had been purchased pursuant to the exercise of options granted under the plan, options to purchase an aggregate of 570,583 shares were outstanding (including options which were then exercisable to purchase 384,273 shares), and 520,868 shares were available for additional grants of options under the plan.

         Under the Company's 1995 Amended and Restated Non-Employee Director Stock Option Plan ("1995 Director Stock Option Plan"), a maximum of 200,000 shares of common stock may be issued pursuant to exercise of options granted under the plan to certain non-employee directors. Options are granted under the plan at prices equal to the fair market value of the shares at the date of grant. The options generally become exercisable over a three-year period of time and expire at the earlier of one year after the optionee ceases to be a director or ten years from the date of grant. As of December 31, 2000, an aggregate of 86,666 shares had been purchased pursuant to the exercise of options granted under the plan and options to purchase an aggregate of 113,334 shares were outstanding (including options which were then exercisable to purchase 76,665 shares).

         The following summarizes the Company's stock option activity under all arrangements for the three years ended December 31, 2000:

                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                                                      EXERCISE
                                                                     NUMBER            PRICE
                                                                ---------------    ---------------
Balance, January 1, 1998                                             1,213,513             $13.57
      Granted                                                          530,230              14.68
      Forfeited                                                       (454,727)             15.36
      Exercised                                                       (205,199)             11.57
                                                                ---------------    ---------------
Balance, December 31, 1998                                           1,083,817             $13.75
      Granted                                                          111,950              11.33
      Forfeited                                                       (179,944)             12.92
      Exercised                                                         (4,667)             10.25
                                                                ---------------    ---------------
Balance, December 31, 1999                                           1,011,156             $13.86
      Granted                                                           54,500              15.41
      Forfeited                                                        (35,883)             14.52
      Exercised                                                       (315,856)             12.13
                                                                ---------------    ---------------
Balance, December 31, 2000                                             713,917             $14.70
                                                                ===============    ===============

         The following table summarizes information about stock options outstanding at December 31, 2000:

                                                 WEIGHTED            WEIGHTED                                  WEIGHTED
                            NUMBER               AVERAGE              AVERAGE             NUMBER               AVERAGE
     RANGE OF            OUTSTANDING            REMAINING            EXERCISE           EXERCISABLE            EXERCISE
 EXERCISE PRICES         AT 12/31/00         CONTRACTUAL LIFE          PRICE            AT 12/31/00             PRICE
-------------------    -----------------    -------------------    --------------    ------------------    -----------------
$7.31 - 10.00                    62,041            7.5             $        8.04                37,873     $           8.21
10.38 - 13.63                   181,460            6.8                     13.05               111,455                12.97
14.13                           324,452            5.5                     14.13               264,569                14.13
14.50 - 22.25                   105,964            7.7                     18.27                37,041                21.83
27.00 - 30.00                    40,000            4.9                     27.75                40,000                27.75
                       -----------------    -------------------    --------------    ------------------    -----------------
$7.31 - 30.00                   713,917            6.3             $       14.70               490,938     $          15.10
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

                                                                                  YEARS ENDED DECEMBER 31,
                                                               ----------------------------------------------------------------
                                                                     2000                    1999                  1998
                                                               ------------------      -----------------     ------------------
Net income:                               As reported                $ 8,749,000            $ 9,519,000            $ 7,675,000
                                          Pro forma                    8,368,000              9,184,000              6,869,000

Net income per share - basic:             As reported                $     1 .15            $      1.21            $       .89
                                          Pro forma                  $     1 .10            $      1.16            $       .80

Net income per share - diluted:           As reported                $      1.12            $      1.20            $       .87
                                          Pro forma                  $      1.06            $      1.14            $       .76


         The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted-average assumptions were used in 2000, 1999 and 1998, respectively: dividend yield of 6.8%, 0% and 0%, expected volatility of 64.0%, 67.0% and 71.8%, risk-free interest rate of 6.3%, 5.7% and 4.3%, and expected term of 4.0,
4.0 and 4.0 years. The weighted average fair value per share of options granted in 2000, 1999 and 1998 was $5.54, $5.86 and $8.33, respectively.

12. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                          2000                 1999                1998
                                                                    ------------------   -----------------   ------------------
Numerator:
     Net income                                                            $8,749,000          $9,519,000           $7,675,000
                                                                    ------------------   -----------------   ------------------
         Numerator for basic and diluted earnings per share--
            income available to common stockholders                         8,749,000           9,519,000            7,675,000

Denominator:
         Denominator for basic earnings per share--
            weighted-average shares                                         7,613,357           7,892,360            8,637,724

     Effect of dilutive securities:
            Stock options                                                     181,497              31,597              199,580
                                                                    ------------------   -----------------   ------------------
         Denominator for diluted earnings per share--
            adjusted weighted-average shares and
            assumed conversions                                             7,794,854           7,923,957            8,837,304
                                                                    ==================   =================   ==================

Basic earnings per share                                                        $1.15               $1.21                $0.89
                                                                    ==================   =================   ==================

Diluted earnings per share                                                      $1.12               $1.20                $0.87
                                                                    ==================   =================   ==================


         The anti-dilutive options as of December 31, 2000, 1999 and 1998 were 95,930, 758,639 and 1,023,817, respectively.

13. BUSINESS SEGMENTS

         The Company is engaged principally in the business of manufacturing precision investment-cast titanium and stainless steel golf clubheads, representing 91%, 91% and 93% of sales for the years ended December 31, 2000, 1999 and 1998, respectively. The Company has determined that it has one reportable business segment.

         The Company derived 50% and 26% of sales from its two top customers in 2000, 47% and 25% and 12% of sales from its three top customers in 1999,and 49%, 22% and 14% of sales from its three top customers in 1998.

14.      SUBSEQUENT EVENT

         On October 27, 2000, the Board of Directors of the Company declared an extraordinary dividend of $5.00 per share payable on January 9, 2001. The ex-dividend date set by the New York Stock Exchange was January 10, 2001. In January 2001 and prior to the ex-dividend date of January 10, 2001, 34,273 stock options were exercised. The options exercised prior to the ex-dividend date were entitled to the $5.00 per share dividend equal to $171,365. The $171,365 was not reflected in the consolidated balance sheet as of December 31, 2000.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Coastcast Corporation:

We have audited the consolidated financial statements of Coastcast Corporation and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 6, 2001; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Coastcast Corporation, listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Los Angeles, California
February 6, 2001

                             COASTCAST CORPORATION

                  SCHEDULE EVALUATION AND QUALIFYING ACCOUNTS


                                                                        (CHARGED)/
                                                        BALANCE AT      CREDITED TO     CHARGED TO                      BALANCED
                                                        BEGINNING       COST AND        OTHER                           AT END
        CLASSIFICATION                                  OF PERIOD       EXPENSES        ACCOUNTS        DEDUCTIONS      OF PERIOD
        --------------                                  ----------      -----------     ---------       ----------      ---------

Allowance for doubtful accounts:
        Year ended December 31, 1998                    (500,000)       (100,000)                                       (600,000)
        Year ended December 31, 1999                    (600,000)        100,000                                        (500,000)
        Year ended December 31, 2000                    (500,000)        300,000                                        (200,000)


                                  EXHIBIT INDEX

                                                                                     SEQUENTIALLY
    EXHIBIT                                                                            NUMBERED
    NUMBER                             DESCRIPTION                                       PAGE
3.1.1             Articles of Incorporation of the Company, as amended(1)

3.1.2 Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6, 1993(1)

3.2               Bylaws of the Company(1)

3.3               Certificate of Determination Series A Preferred Stock(13)

3.4               Rights Agreement, dated October 27, 2000 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent(14)

4                 Specimen Stock Certificate of the Company(1)

10.1*             1993 Amended and Restated Employee Stock Option Plan
                  ("Employee Plan")(1)

10.2*             1996 Amended and Restated Employee Stock Option Plan
                  ("Employee Plan")(4)

10.3* Non-Employee Director Stock Option Plan ("Director Plan"), together with form of notice of grant and grant summary(1)

10.4*             1995 Amended and Restated Non-Employee Director Stock Option
                  Plan ("Director Plan"), together with form of notice of grant and grant summary(1)

10.5              Agreement, dated June 12, 2000, between the Company and United
                  Steelworkers of America(12)


10.6              Lease Agreement, dated December 16, 1998, between Coastcast
                  Corporation, S.A. and Parque Industrial Mexicali, S.A. de C.V.
                  for the facilities known as Mercurio #70 in Mexicali, Mexico(7)

10.7              Lease Agreement, dated December 16, 1998, between Coastcast
                  Corporation, S.A. and Parque Industrial Mexicali, S.A. de C.V.
                  for the facilities known as Avenue Galaxia #50 in Mexicali, Mexico(7)

10.8              Lease Agreement, dated December 16, 1998, between Coastcast
                  Corporation, S.A. and Parque Industrial Mexicali, S.A. de C.V.
                  for the facilities known as Mercurio #30 in Mexicali, Mexico(7)

10.9              Lease Agreement, dated December 10, 1999, between Coastcast
                  Corporation, S.A. and Parque Industrial Mexicali, S.A. de C.V.
                  for the facilities known as Calle Marte #162 in Mexicali, Mexico(10)

10.10 Guaranty, dated January 26, 1999, by the Company for the lease of the Mexicali, Mexico facilities known as Mercurio #70(7)

10.11             Guaranty, dated January 26, 1999, by the Company for the lease of the Mexicali, Mexico facilities known as Avenue Galaxia #50(7)

10.12 Guaranty, dated January 26, 1999, by the Company for the lease of the Mexicali, Mexico facilities known as Mercurio #30(7)

10.13 Guaranty, dated December 10, 1999, by the Company for the lease, dated December 10, 1999(10)

10.14 Lease Agreement, dated September 1, 1997, between the Company and Watson Land Company for the facilities in Rancho
                  Dominguez, California(5)

10.15             Lease Agreement, dated January 5, 1998, between Coastcast
                  Tijuana, S. De R.L. De C.V. and Frederick Clarke Sanders, Jr.,
                  Frederick Sanders Flourie, Monique Sanders Flourie, Scott
                  Michael Sanders Flourie and Carlo E. Muzquiz Davila for real estate in Tijuana, Baja California, Mexico(7)

10.16             Lease Guaranty Agreement, dated August 18, 1998, by the
                  Company for the lease of the Tijuana facility(7)

10.17             Form of Indemnification Agreement(1)

10.18 Revolving Line of Credit Note, effective June 1, 2000, between the Company and Imperial Bank(11)

10.19*            Amended and Restated Coastcast Corporation Selected Employees
                  Pension Plan, dated October 1, 1987(1)

10.20*            Amendment to the Coastcast Corporation Selected Employees
                  Pension Plan, effective May 12, 1997(6)

10.21*            Coastcast Corporation 401(k) Retirement Plan, effective
                  January 1, 1996(2)

10.22             Coastcast Corporation S Corporation Termination, Tax
                  Allocation and Indemnification Agreement dated December 1,
                  1993, between the Company and certain Shareholders(1)

10.23* Coastcast Corporation Supplemental Executive Retirement Plan, effective September 1, 1996(3)

10.24*            First Amendment to Coastcast Corporation Supplemental
                  Executive Retirement Plan, effective September 1, 1996(3)

10.25*            Second Amendment to Coastcast Corporation Supplemental
                  Executive Retirement Plan, dated February 18, 1997(4)

10.26*            Coastcast Corporation Amended and Restated Supplemental
                  Executive Retirement Plan, effective January 1, 1998(7)

10.27*            Coastcast Corporation Amended and Restated Supplemental
                  Executive Retirement Plan, effective January 1, 1999(10)

10.28*            Amended and Restated Trust Agreement by and between Coastcast
                  Corporation and Imperial Trust Company, dated December 18,
                  1998(7)

10.29*            Second Amendment to the Coastcast Corporation Grantor Trust(9)

10.30             Stock Purchase Agreement, dated April 22, 1999 between the
                  Company and the selling shareholders of California Precision
                  Aluminum Casting, Inc.(8)

21                Subsidiaries of the Company                                           43

23                Consent of Independent Auditors                                       44

----------
* Management contract or compensating plan or arrangement.

(1) Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (Registration No. 33-71294) filed on November 4, 1993, as amended by Amendment No. 1 filed on November 17, 1993, Amendment No. 2 filed on December 1, 1993, and Amendment No. 3 filed on December 9, 1993.

(2) Incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1995.

(3) Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended September 30, 1996.

(4) Incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1996.

(5) Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended September 30, 1997.

(6) Incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1997.

(7) Incorporated by reference to the exhibits to Form 10-K for the fiscal year ended December 31, 1998.

(8) Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended June 30, 1999.

(9) Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended September 30, 1999.

(10) Incorporated by reference to the exhibits to Form 10-K for the year ended December 31, 1999.

(11) Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended June 30, 2000.

(12) Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended September 30, 2000.

(13) Incorporated by reference to the exhibits to Form 8-A filed on November 1, 2000.

(14) Incorporated by reference to the exhibits to Form 8-K filed on November 1, 2000.