Form 10-Q
period 2001-03-31
COASTCAST CORP
filed 2001-05-04
CIK 914479

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-12676

COASTCAST CORPORATION
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	95-3454926 (I.R.S. Employer Identification No.)
3025 EAST VICTORIA STREET, RANCHO DOMINGUEZ, CA	90221
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (310) 638-0595

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    At May 4, 2001 there were outstanding 7,676,042 shares of common stock, no par value.

COASTCAST CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited) and December 31, 2000	3
Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2001 and 2000 (Unaudited)	4
Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2000 (Unaudited)	5
Notes to Condensed Consolidated Financial Statements (Unaudited)	6
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3. Quantitative and Qualitative Disclosures about Market Risk	7
PART II. OTHER INFORMATION:
Item 5. Other Information	8
Item 6. Exhibits and Reports on Form 8-K	8

COASTCAST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2001	December 31, 2000
ASSETS
Current assets:
Cash and cash equivalents	$9,899,000	$52,168,000
Accounts receivable, net of allowance for doubtful accounts of $200,000 at March 31, 2001 and December 31, 2000	10,604,000	7,298,000
Inventories (Note 2)	11,330,000	9,538,000
Prepaid expenses and other current assets	2,979,000	3,530,000
Deferred income taxes	908,000	889,000

Total current assets	35,720,000	73,423,000
Property, plant and equipment, net	23,527,000	23,434,000
Other assets	2,232,000	2,493,000

Total assets	$61,479,000	$99,350,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,334,000	$3,769,000
Dividend payable	—	38,209,000
Accrued liabilities	3,947,000	3,805,000

Total current liabilities	8,281,000	45,783,000
Deferred compensation	903,000	828,000

Total liabilities	9,184,000	46,611,000
Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, no par value, 200,000 shares authorized, none issued and outstanding	—	—
Preferred stock, no par value, 1,800,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized; 7,676,042 and 7,641,769 shares issued and outstanding as of March 31, 2001 and December 31, 2000, respectively	26,257,000	25,847,000
Retained earnings	26,064,000	26,892,000
Accumulated other comprehensive loss	(26,000)	—

Total shareholders' equity	52,295,000	52,739,000

Total liabilities and shareholders' equity	$61,479,000	$99,350,000

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2001	2000
Sales	$27,303,000	$37,230,000
Cost of sales	26,776,000	30,749,000

Gross profit	527,000	6,481,000
Selling, general and administrative expenses	1,844,000	1,935,000

(Loss) income from operations	(1,317,000)	4,546,000
Other income, net	185,000	529,000

(Loss) income before income taxes	(1,132,000)	5,075,000
(Benefit) provision for income taxes	(475,000)	2,123,000

Net (loss) income	$(657,000)	$2,952,000

NET (LOSS) INCOME PER SHARE (Note 3)
Net (loss) income per share — basic	$(0.09)	$0.38

Weighted average shares outstanding	7,673,996	7,701,571

Net (loss) income per share — diluted	$(0.09)	$0.38

Weighted average shares outstanding — diluted	7,689,285	7,845,839

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(657,000)	$2,952,000
Adjustments to reconcile net (loss) income to net cash (used in) operating activities:
Depreciation and amortization	1,142,000	1,082,000
Goodwill amortization	231,000	7,000
Loss on disposal of machinery and equipment	1,000	2,000
Deferred compensation	75,000	72,000
Deferred income taxes	(45,000)	37,000
Changes in operating assets and liabilities:
Accounts receivable	(3,306,000)	(6,335,000)
Inventories	(1,792,000)	(4,801,000)
Prepaid expenses and other current assets	551,000	527,000
Income taxes payable	—	1,451,000
Accounts payable and accrued liabilities	707,000	1,379,000

Net cash used in operating activities	(3,093,000)	(3,627,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,236,000)	(1,041,000)
Proceeds from disposal of machinery and equipment	—	6,000
Other assets	30,000	(121,000)

Net cash used in investing activities	(1,206,000)	(1,156,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of options net of related tax benefit	410,000	—
Dividend paid	(38,380,000)	—

Net cash used in financing activities	(37,970,000)	—

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(42,269,000)	(4,783,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,168,000	42,740,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,899,000	$37,957,000

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

    The interim condensed consolidated balance sheet as of March 31, 2001, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2001 and 2000 have been prepared by Coastcast Corporation (the "Company") and are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2001, and for the period then ended.

    Although the Company believes that the disclosure in the interim condensed consolidated financial statements is adequate for a fair presentation thereof, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 2000 audited statements were included in the Company's annual report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 2000. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in that annual report.

    Certain reclassifications were made to 2000 balances to conform to the 2001 presentation.

    The results of operations for the period ended March 31, 2001, are not necessarily indicative of the results for the full year.

2.  INVENTORIES

    Inventories consisted of the following:

	March 31, 2001	December 31, 2000
Raw materials and supplies	$3,831,000	$3,854,000
Tooling	384,000	268,000
Work-in-process	6,571,000	5,038,000
Finished goods	544,000	378,000

	$11,330,000	$9,538,000

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three months ended March 31, 2001 compared with three months ended March 31, 2000:

    Sales decreased $9.9 million, or 26.6%, to $27.3 million for the three months ended March 31, 2001 from $37.2 million for the three months ended March 31, 2000. The decrease was mostly due to an almost 50% drop in steel golf clubhead sales.

    Gross profit decreased $6.0 million, or 92.3%, to $.5 million for 2001 from $6.5 million for 2000. Gross profit margins decreased to 1.9% in 2001 from 17.4% in 2000. The decrease in gross profit margin was primarily due to the decrease in steel golf clubhead sales and the continuing high scrap rates in the titanium manufacturing operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents position at March 31, 2001 was $9.9 million compared to $52.2 million on December 31, 2000, a decrease of $42.3 million. Net cash used by operating activities was $3.1 million for the three months ended March 31, 2001. Net cash used in operating activities was primarily due to a $5.1 million increase in receivables and inventories and the net loss of $.7 million partially offset by depreciation and amortization of $1.4 million, an increase in payables and accrued liabilities of $.7 million and a decrease in prepaid expenses and other current assets of $.6 million. Net cash used in investing activities of $1.2 million consisted mainly of net capital expenditures for the three months ended March 31, 2001. Net cash used in financing activities of $38.0 million consisted of cash dividends paid of $38.4 million offset by proceeds from stock option exercises net of related tax benefit of $.4 million.

    The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5 million and which had no outstanding balance at March 31, 2001. This line of credit, which expires on May 31, 2001, bears interest at the bank's prime rate or LIBOR plus 2%.

    In December 1999, the Board of Directors authorized the repurchase of an additional one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. For the three months ended March 31, 2001, no shares were repurchased under this authorization. As of March 31, 2001, there are 788,842 shares remaining to be purchased under the December 1999 authorization.

    The Company has no long term debt. The Company believes that its current cash position, the working capital generated by future operations and the ability to borrow should be adequate to meet its financing requirements for current operations and the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

    Not applicable.

PART II.  OTHER INFORMATION

Item 5. Other Information

    The following business risks, as disclosed in Part II, Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" on Form 10-K for the fiscal year ended December 31, 2000, are hereby incorporated by reference as though set forth fully herein:

Customer concentration
Competition
New products
New materials and processes
Manufacturing cost variations
Dependence on manufacturing plants in Mexico
Hazardous waste
Dependence on discretionary consumer spending
Seasonality; fluctuations in operating results
Reliance on key personnel
Shares eligible for future sale
Fluctuations in Callaway Golf Company share values
Adverse effect of increased energy costs
Shareholders rights plan could discourage acquisition proposals.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:
	3.1.1	Articles of Incorporation of the Company, as amended (1)
	3.1.2	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6, 1993 (1)
	3.2	Bylaws of the Company (1)
(1)
Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (Registration No. 33-71294) filed on November 17, 1993, Amendment No.2 filed on December 1, 1993, and Amendment No. 3 filed on December 9, 1993
	11	Statement re: computation of per share earnings
	99	Pages 11-13 of Registrant's annual report on Form 10-K for the year ended December 31, 2000 (incorporated by reference to such Form 10-K filed with the Commission)
(b)	Reports on Form 8-K:
None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTCAST CORPORATION
Dated May 4, 2001	By:	/s/ NORMAN FUJITAKI Norman Fujitaki Chief Financial Officer (Duly Authorized and Principal Financial Officer)

QuickLinks

FORM 10-Q
COASTCAST CORPORATION INDEX
CONSENSED CONSOLIDATED BALANCE SHEETS
CONSENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
COASTCAST CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
COASTCAST CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II. OTHER INFORMATION
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES