Form 10-Q
period 2001-06-30
COASTCAST CORP
filed 2001-07-27
CIK 914479

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2001
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-12676

COASTCAST CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3454926 (I.R.S. Employer Identification No.)
3025 East Victoria Street, Rancho Dominguez, CA (Address of principal executive offices)	90221 (Zip Code)

Registrant's telephone number, including area code (310)638-0595

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

    At July 27, 2001 there were outstanding 7,676,042 shares of common stock, no par value.

COASTCAST CORPORATION
INDEX

Page Number
PART I. FINANCIAL INFORMATION:
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of June 30, 2001 (Unaudited) and December 31, 2000	3
Condensed Consolidated Statements of Operations (Unaudited)
Three Months Ended June 30, 2001 and 2000	4
Six Months Ended June 30, 2001 and 2000	5
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2000 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures about Market Risk	8
PART II. OTHER INFORMATION:
Item 4. Submission of Matter to a Vote of Securities Holders	9
Item 5. Other Information	9
Item 6. Exhibits and Reports on Form 8-K	10

COASTCAST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2001	December 31, 2000
A S S E T S
Current assets:
Cash and cash equivalents	$7,808,000	$52,168,000
Trade accounts receivable, net of allowance for doubtful accounts of $200,000 at June 30, 2001 and at December 31, 2000	11,279,000	7,298,000
Inventories (Note 2)	12,913,000	9,538,000
Prepaid expenses and other current assets	2,720,000	3,530,000
Deferred income taxes	889,000	889,000

Total current assets	35,609,000	73,423,000
Property, plant and equipment, net	21,581,000	23,434,000
Other assets	2,262,000	2,493,000

	$59,452,000	$99,350,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,612,000	$3,769,000
Dividend payable	—	38,209,000
Accrued liabilities	3,869,000	3,805,000

Total current liabilities	8,481,000	45,783,000
Deferred compensation	978,000	828,000

Total liabilities	9,459,000	46,611,000

Commitments and contingencies
Shareholders' Equity:
Preferred stock, no par value, 2,000,000 shares authorized; none issued and outstanding
Common stock, no par value, 20,000,000 shares authorized; 7,676,042 and 7,641,769 shares issued and outstanding as of June 30, 2001 and December 31, 2000, respectively	26,257,000	25,847,000
Retained earnings	23,736,000	26,892,000

Total shareholders' equity	49,993,000	52,739,000

	$59,452,000	$99,350,000

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2001	2000
Sales	$32,184,000	$46,705,000
Cost of sales	30,548,000	37,867,000

Gross profit	1,636,000	8,838,000
Selling, general and administrative expenses	1,820,000	2,324,000

(Loss) income from operations	(184,000)	6,514,000
Other income, net	44,000	538,000

(Loss) income before income taxes	(140,000)	7,052,000
Provision for income taxes	192,000	2,920,000

Net (loss) income	$(332,000)	$4,132,000

NET (LOSS) INCOME PER SHARE (Note 3)
Net (loss) income per share—basic	$(0.04)	$0.54

Weighted average shares outstanding	7,676,042	7,707,245

Net (loss) income per share—diluted	$(0.04)	$0.52

Weighted average shares outstanding—diluted	7,691,851	7,969,591

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended June 30,
	2001	2000
Sales	$59,487,000	$83,935,000
Cost of sales	57,324,000	68,616,000

Gross profit	2,163,000	15,319,000
Selling, general and administrative expenses	3,664,000	4,259,000

(Loss) income from operations	(1,501,000)	11,060,000
Other income, net	229,000	1,067,000

(Loss) income before income taxes	(1,272,000)	12,127,000
Provision for income taxes	(283,000)	5,043,000

Net (loss) income	$(989,000)	$7,084,000

NET (LOSS) INCOME PER SHARE (Note 3)
Net (loss) income per share—basic	$(0.13)	$0.92

Weighted average shares outstanding	7,675,024	7,704,408

Net (loss) income per share—diluted	$(0.13)	$0.90

Weighted average shares outstanding—diluted	7,690,573	7,907,715

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(989,000)	$7,084,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,273,000	2,184,000
Goodwill amortization	231,000	14,000
Loss on disposal of machinery and equipment	244,000	16,000
Deferred compensation	150,000	143,000
Deferred income taxes	—	54,000
Changes in operating assets and liabilities:
Trade accounts receivable	(3,981,000)	(8,679,000)
Inventories	(3,375,000)	(892,000)
Prepaid expenses and other current assets	810,000	393,000
Accounts payable and accrued liabilities	907,000	1,415,000

Net cash provided by operating activities	(3,730,000)	1,732,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,690,000)	(1,943,000)
Proceeds from disposal of machinery and equipment	1,026,000	12,000
Other assets	—	(125,000)

Net cash used in investing activities	(664,000)	(2,056,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of options net of related tax benefit	410,000	524,000
Dividends paid	(40,376,000)	—

Net cash (used in) provided by financing activities	(39,966,000)	524,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(44,360,000)	200,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,168,000	42,740,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,808,000	$42,940,000

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

    The condensed consolidated balance sheet as of June 30, 2001, the related condensed consolidated statements of operations for the three and six months and cash flows for the six months ended June 30, 2001 and 2000 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2001 and for the periods then ended.

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

    The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the results for the full year.

2. INVENTORIES

    Inventories consisted of the following:

	June 30, 2001	December 31, 2000
Raw materials and supplies	$4,711,000	$3,854,000
Tooling	291,000	268,000
Work-in-process	7,362,000	5,038,000
Finished goods	549,000	378,000

	$12,913,000	$9,538,000

3. EARNINGS PER SHARE

    Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding and dilutive potential common equivalent shares from stock options (using the treasury stock method).

COASTCAST CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Sales decreased 31.0% and 29.1% to $32.2 million and $59.5 million for the three months and six months ended June 30, 2001, respectively, from $46.7 million and $83.9 million for the three months and six months ended June 30, 2000, respectively. The decrease was primarily due to a slightly over 50% drop in steel golf clubhead sales.

    Gross profit decreased 81.5% and 85.9% to $1.6 million and $2.2 million for the three months and six months ended June 30, 2001, respectively, from $8.8 million and $15.3 million for the three months and six months ended June 30, 2000. Gross profit margins decreased to 5.1% and 3.6% for the three months and six months ended June 30, 2001 respectively, from 18.9% and 18.3% for the comparable prior year periods, due principally to the decrease in steel golf clubhead sales and the continuing high scrap rates in the titanium manufacturing operations.

    The effective tax rate for the six months ended June 30, 2001 was 22.2% compared to 41.6% for the comparable prior year period. The decrease in tax rate was mainly due to the operating losses incurred in the first half of the year partially offset by income taxes required to be paid by the company's foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash and cash equivalents position at June 30, 2001 was $7.8 million compared to $52.2 million on December 31, 2000, a decrease of $44.4 million. Net cash used in operating activities was $3.7 million for the six months ended June 30, 2001. The net cash used in operating activities consisted of net loss of $1.0 million and an increase in receivables and inventory of $4.0 million and $3.4 million, respectively partially offset by depreciation and amortization of $2.3 million, an increase in accounts payable and accrued liabilities of $.9 million and a decrease in prepaid expenses and other current assets of $.8 million. Net cash used in investing activities of $.7 million consisted mainly of $1.7 million of net capital expenditures partially offset by proceeds from disposal of machinery and equipment of $1.0 million. Net cash used in financing activities of $40.0 million consists of cash dividends paid of $40.4 million offset by proceeds from exercise of stock options including related tax benefits of $.4 million.

    The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5 million and which had no outstanding balance at June 30, 2001. This line of credit which expires on May 30, 2002, bears interest at the bank's prime rate or LIBOR plus 2%.

    In December 1999, the Board of directors authorized the repurchase of an additional one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. For the six months ended June 30, 2001, no shares were repurchased under this authorization. As of June 30, 2001, there are 788,842 shares remaining to be purchased under the December 1999 authorization.

    The Company has no long term debt. The Company believes that its current cash position, cash flow from operations and the ability to borrow should be adequate to meet its financing requirements for the foreseeable future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Not applicable.

PART II. OTHER INFORMATION

Item 4. Submission of Matter to a Vote of Securities Holders

    The Company held its annual meeting of shareholders on June 20, 2001. The following matters were voted on and approved by the shareholders.

1.
Election of Directors to hold office until the 2002 Annual Meeting:

	Votes For	Votes Withheld
Hans H. Buehler	7,132,617	77,717
Robert H. Goon	7,180,247	30,087
Edwin A. Levy	7,095,867	114,467
Gary V. Meloni	7,174,617	35,717
Lee E. Mikles	7,181,167	29,167
Paul A. Novelly	6,137,717	1,072,617

2.
Approval of the Coastcast Corporation 2001 Non-employee Directors Stock Option Plan: holders of 4,759,814 shares voted for the plan, holders of 1,887,382 shares voted against the plan, and holders of 563,138 shares abstained from voting on such plan.

3.
Ratification of Deloitte & Touche llp as the Company's independent auditors: holders of 6,873,506 shares voted for such ratification, holders of 310,207 shares voted against such ratification and holders of 26,621 shares abstained from voting on such ratification.

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
  Shares eligible for future sale
  Fluctuations in Callaway Golf Company share values.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:
	3.1.1	Articles of Incorporation of the Company, as amended (1)
	3.1.2	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6, 1993 (1)
	3.2	Bylaws of the Company, as amended April 19, 2001
	10.1	Revolving Line of Credit Note Documents, effective May 31, 2001, between the Company and Imperial Bank
	10.2	Coastcast Corporation 2001 Non-Employee Director Stock Option Plan
	11	Statement re: computation of per share earnings
	99.1	Pages 11-13 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (incorporated by reference to such Form 10-K filed with the Commission)

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

COASTCAST CORPORATION
July 27, 2001 Dated	By	/s/ NORMAN FUJITAKI Norman Fujitaki Chief Financial Officer (Duly Authorized and Principal Financial Officer)

QuickLinks

FORM 10-Q
COASTCAST CORPORATION INDEX
COASTCAST CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
COASTCAST CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
COASTCAST CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
COASTCAST CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
COASTCAST CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
COASTCAST CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
SIGNATURES