Form 10-Q
period 2001-09-30
COASTCAST CORP
filed 2001-10-30
CIK 914479

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2001

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

Registrant's telephone number, including area code: (310) 638-0595

Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

At October 29, 2001 there were outstanding 7,635,042 shares of common stock, no par value.

COASTCAST CORPORATION
INDEX

		Page Number

PART I. FINANCIAL INFORMATION:
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2001 (Unaudited) and December 31, 2000	3
	Condensed Consolidated Statements of Income (Unaudited) Three Months Ended September 30, 2001 and 2000	4
	Nine Months Ended September 30, 2001 and 2000	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2000 (Unaudited)	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	8
PART II. OTHER INFORMATION:
Item 5.	Other Information	9
Item 6.	Exhibits and Reports on Form 8-K	9

COASTCAST CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31, 2000
	(Unaudited)
A S S E T S
Current assets:
Cash and cash equivalents	$9,262,000	$52,168,000
Trade accounts receivable, net of allowance for doubtful accounts of $200,000 at September 30, 2001 and December 31, 2000	11,910,000	7,298,000
Inventories (Note 2)	12,077,000	9,538,000
Prepaid expenses and other current assets	2,346,000	3,530,000
Deferred income taxes	915,000	889,000

Total current assets	36,510,000	73,423,000
Property, plant and equipment, net	21,085,000	23,434,000
Other assets	2,172,000	2,493,000

	$59,767,000	$99,350,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,144,000	$3,769,000
Dividend payable	—	38,209,000
Accrued liabilities	3,672,000	3,805,000

Total current liabilities	7,816,000	45,783,000
Deferred compensation	1,030,000	828,000

Total liabilities	8,846,000	46,611,000

Commitments and contingencies
Shareholders' equity:
Series A Preferred stock, no par value, 200,000 shares authorized, none issued and outstanding	—	—
Preferred stock, no par value, 1,800,000 shares authorized, none issued and outstanding	—	—
Common stock, no par value, 20,000,000 shares authorized; 7,635,042 and 7,641,769 shares issued and outstanding as of September 30, 2001 and December 31, 2000, respectively	26,034,000	25,847,000
Retained earnings	24,924,000	26,892,000
Accumulated other comprehensive income (loss)	(37,000)	—

Total shareholders' equity	50,921,000	52,739,000

	$59,767,000	$99,350,000

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Three Months Ended September 30,
	2001	2000
Sales	$31,197,000	$32,539,000
Cost of sales	27,942,000	29,149,000

Gross profit	3,255,000	3,390,000
Selling, general and administrative expenses	1,654,000	1,388,000

Income from operations	1,601,000	2,002,000
Other income, net	112,000	749,000

Income before income taxes	1,713,000	2,751,000
Provision for income taxes	525,000	1,155,000

Net income	$1,188,000	$1,596,000

NET INCOME PER SHARE (Note 3)
Net income per share—basic	$0.16	$0.21

Weighted average shares outstanding	7,661,335	7,579,377

Net income per share—diluted	$0.16	$0.21

Weighted average shares outstanding—diluted	7,661,383	7,728,275

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	For the Nine Months Ended September 30,
	2001	2000
Sales	$90,684,000	$116,474,000
Cost of sales	85,266,000	97,765,000

Gross profit	5,418,000	18,709,000
Selling, general and administrative expenses	5,318,000	5,647,000

Income from operations	100,000	13,062,000
Other income, net	341,000	1,816,000

Income before income taxes	441,000	14,878,000
Provision for income taxes	242,000	6,198,000

Net income	$199,000	$8,680,000

NET INCOME PER SHARE (Note 3)
Net income per share—basic	$0.03	$1.13

Weighted average shares outstanding	7,670,411	7,662,427

Net income per share—diluted	$0.03	$1.11

Weighted average shares outstanding—diluted	7,680,793	7,847,597

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$199,000	$8,680,000
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Depreciation and amortization	3,313,000	3,289,000
Goodwill amortization	231,000	21,000
Loss on disposal of machinery and equipment	241,000	16,000
Deferred compensation	202,000	215,000
Deferred income taxes	(63,000)	85,000
Changes in operating assets and liabilities:
Trade accounts receivable	(4,612,000)	(781,000)
Inventories	(2,539,000)	1,955,000
Prepaid expenses and other current assets	1,184,000	(605,000)
Accounts payable and accrued liabilities	242,000	1,045,000

Net cash (used in) provided by operating activities	(1,602,000)	13,920,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(2,234,000)	(2,829,000)
Proceeds from disposal of machinery and equipment	1,029,000	12,000
Other assets	90,000	(163,000)

Net cash used in investing activities	(1,115,000)	(2,980,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of
options, including related tax benefit	410,000	548,000
Dividends paid	(40,376,000)	—
Repurchase of common stock	(223,000)	(5,543,000)

Net cash used in financing activities	(40,189,000)	(4,995,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(42,906,000)	5,945,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,168,000	42,740,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,262,000	$48,685,000

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2001, and the related condensed consolidated statements of income for the three and nine months and cash flows for the nine months ended September 30, 2001 and 2000 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2001 and for the periods then ended.

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

The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:

	September 30, 2001	December 31, 2000
Raw materials and supplies	$4,878,000	$3,854,000
Tooling	301,000	268,000
Work-in-process	6,005,000	5,038,000
Finished goods	893,000	378,000

	$12,077,000	$9,538,000

3.  EARNINGS PER SHARE

Basic net income per share is based on the weighted average number of shares of common stock outstanding. Diluted net income per share is based on the weighted average number of shares of common stock outstanding and dilutive potential common equivalent shares from stock options (using the treasury stock method).

COAST CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales decreased 4.0% and 22.1% to $31.2 million and $90.7 million for the three months and nine months ended September 30, 2001, respectively, from $32.5 million and $116.5 million for the three months and nine months ended September 30, 2000, respectively. The slight decrease in sales in the quarter was due to a decrease in medical and other specialty product sales. The decrease in sales for the nine months ended September 30, 2001 was mainly due to decreased sales of irons and steel metal woods partially offset by an increase in titanium metal wood sales.

Gross profit decreased 2.9% and 71.1% to $3.3 million and $5.4 million for the three months and nine months ended September 30, 2001, respectively, from $3.4 million and $18.7 million for the three months and nine months ended September 30, 2000, respectively. Gross profit margins were flat at 10.4% for both the three months ended September 30, 2001 and September 30, 2000. Gross profit margins decreased to 6.0% for the nine months ended September 30, 2001 versus 16.1% for the nine months ended September 30, 2000 primarily due to a decrease in steel golf clubhead sales and the high scrap rates in the titanium manufacturing operations during the first half of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position at September 30, 2001 was $9.3 million compared to $52.2 million on December 31, 2000, a decrease of $42.9 million. Net cash used in operating activities was $1.6 million for the nine months ended September 30, 2001. The net cash used in operating activities consisted of an increase in accounts receivables and inventories of $7.2 million partially offset by net income of $.2 million, depreciation and amortization of $3.3 million and a decrease in prepaid expenses and other current assets of $1.2 million. Net cash used by investing activities of $1.1 million consisted mainly of capital expenditures of $2.2 million partially offset by proceeds from disposal of fixed assets of $1.0 million. Net cash used by financing activities of $40.2 million consisted of dividends paid of $40.4 million and the repurchase of company common stock of $.2 million offset by $0.4 million in proceeds from the issuance of common stock upon exercise of stock options, including related tax benefit.

The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5 million and which had no outstanding balance at September 30, 2001. This line of credit, which expires on May 30, 2002, bears interest at the bank's prime rate or LIBOR plus 2%.

In December 1999, the Board of Directors authorized the repurchase of an additional one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. For the nine months ended September 30, 2001, the Company purchased 41,000 shares at a cost of $.2 million dollars, with 747,842 shares remaining to be purchased under the December 1999 authorization.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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
  Shares eligible for future sale
  Fluctuations in Callaway Golf Company shares
  Adverse effect of increased energy costs
  Shareholder rights plan could discourage acquisition proposals.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:
3.1.1	Articles of Incorporation of the Company, as amended(1)
3.1.2	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6, 1993(1)
3.2	Bylaws of the Company, as amended April 19, 2001(2)
11	Statement re: computation of per share earnings
99.1	Pages 11-13 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 (incorporated by reference to such Form 10-K filed with the Commission)

(1)
Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (Registration No. 33-71294) filed on November 17, 1993, Amendment No. 2 filed on December 1, 1993, and Amendment No. 3 filed on December 9, 1993

(2)
Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended June 30, 2001.

  (b)
  Reports on Form 8-K:

        None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTCAST CORPORATION

Dated October 29, 2001	By	/s/ NORMAN FUJITAKI Norman Fujitaki Chief Financial Officer (Duly Authorized and Principal Financial Officer)

QuickLinks

FORM 10-Q
COASTCAST CORPORATION INDEX
COASTCAST CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS
COASTCAST CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
COASTCAST CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
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