Form 10-K
period 2001-12-31
COASTCAST CORP
filed 2002-03-27
CIK 914479

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

Commission file number 1-12676

COASTCAST CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3454926 (IRS Employer Identification No.)
3025 East Victoria Street Rancho Dominguez, California (Address of principal executive offices)	90221 (zip code)

(Registrant's telephone number, including area code): (310) 638-0595

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Rights to Purchase Series A Preferred Stock, no par value Common Stock, no par value	Name of Each Exchange on Which Registered New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X    No

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

        Aggregate market value of the Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange on March 21, 2002 ($4.50 per share): $29,512,000.

        As of March 21, 2002, 7,635,042 shares of the Common Stock, no par value, of the Registrant were outstanding.

Documents Incorporated by Reference:

        Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held June 5, 2002, are incorporated by reference into Part III of this Report.

COASTCAST CORPORATION

ANNUAL REPORT ON FORM 10-K
for the fiscal year ended December 31, 2001

PART I

Item 1. Business.

General

        Coastcast Corporation was incorporated in California and commenced operations in 1980. Since the beginning, the principal business of the Company has been the manufacture of investment-cast metal golf clubheads for high-quality, premium-priced metal woods, irons and putters. Until 1995, almost all of the clubheads manufactured by the Company were made of stainless steel. The Company developed the capability of manufacturing and began shipping titanium clubheads at the end of 1995 shortly after oversized titanium drivers became popular. The average sale price and margin of titanium clubheads are typically much higher than the average sale price and gross margin of stainless steel clubheads. Titanium clubheads accounted for approximately 57% and 45% of the Company's total sales in 2001 and 2000, respectively.

        The Company also manufactures a variety of investment-cast orthopedic implants and surgical tools (used principally in replacement joints, such as hips and knees, as well as in heart and spinal implants). Those products accounted for 9.7% and 9.3% of the Company's total sales in 2001 and 2000, respectively.

        In December 2001, the Company ceased the operations of its subsidiary, California Precision Aluminum Castings, Inc. ("CPAC"), which manufactured aluminum turbocharger compressor wheels for automotive applications. The Company acquired CPAC in 1999, while it was still in the development stage, began shipment of products in 2000, but was not able to generate sufficient sales to make CPAC a profitable operation. CPAC's sales for 2001 represented less than 1% of the Company's total sales.

        After many years of profitable operations, the Company incurred a substantial loss in 2001. A combination of factors contributed to the loss, including lower sales, lower margins on clubheads for steel irons, high titanium clubhead scrap rates in the first half of the year, charges resulting from the cessation of operations of CPAC, and charges for the abandonment of one of the Company's four facilities in Mexicali. Lower sales resulted partly from loss of market share for production of steel clubheads to lower-priced Chinese competitors. Lower margins on steel irons resulted principally from pricing pressure from Chinese competitors with lower labor cost. See "Competition—Golf" below.

        The Company is taking action to improve manufacturing performance and reduce costs in an effort to return to profitability on lower revenue. The Company is working on improvements in its manufacturing processes to increase efficiency, reduce workforce, inventory, and costs, and shorten manufacturing lead times. Plans are being made to consolidate manufacturing operations into less space in fewer locations. These improvements and cost-cutting measures will result in substantial non-recurring consolidation charges in 2002 and possibly into 2003 but are expected to reduce some ongoing costs in future periods.

Golf Products

        The Company's golf products are generally used in golf clubs targeted at the high end of the market. These clubs must satisfy the requirements of highly-skilled amateur and professional golfers, including touring professionals. As such, golf clubs which incorporate clubheads manufactured by the Company are sometimes referred to in the industry as "pro-line" golf clubs.

        The Company's clubheads are included in a variety of leading metal woods, irons and putters, some of which are listed below:

CALLAWAY
Big Bertha HawkEye VFT Titanium Metal Woods
Big Bertha Steelhead Plus Metal Woods
Big Bertha Steelhead III Metal Woods
HawkEye VFT Irons
Big Bertha Irons
X14 Steelhead Irons
Odyssey Dual Force Blade Putters
Odyssey DF Rossie Mallet Putters

CLEVELAND
RTG Wedges
588 Wedges
691 Wedges
485 Wedges

COBRA
CXI Irons	TITLEIST
975J Pro-Titanium Metal Woods
975F Metal Woods
Pro Trajectory Metal Woods
DCI 990 & 990B Irons
DCI 981 & 981 SL Irons
DCI 762 Irons
Vokey Wedges

PING
TiSi Tec Drivers
ISI Titanium Drivers
I3 Steel Metal Woods
I3 Oversize Irons

Golf Product Customers

        For over twenty years, the Company has supplied investment-cast clubheads for metal woods, irons and putters to many of the top golf companies which produce high-quality, premium-priced golf clubs. Most golf club companies source the three principal components of a golf club—the clubhead, shaft, and grip—from independent suppliers which manufacture these components based on the golf club companies' designs and specifications. The Company currently is a major supplier of stainless steel and titanium clubheads to Callaway Golf Company, which is the producer of the Big Bertha line of steel and titanium metal woods and irons and Odyssey putters. In addition, the Company is a supplier of investment-cast steel and titanium clubheads for companies which market the Titleist, Cleveland, Cobra and Ping brands of golf clubs.

        Substantially all of the clubheads manufactured by the Company are used in high-quality, premium-priced golf clubs. The Company believes that a majority of the clubheads manufactured by it are incorporated in clubs sold in North America, although a substantial portion of the Company's clubheads are incorporated in clubs sold in parts of Asia, Europe and other parts of the world. Historically, a limited number of golf club companies have held a very substantial portion of the total market share for high-quality, premium-priced golf clubs. Currently, some of the more popular high-quality, premium-priced clubs are Callaway metal woods and irons; Titleist metal woods, irons and putters; TaylorMade metal woods and irons; Ping metal woods, irons and putters; and Cleveland metal woods, irons and wedges. Several of these golf clubheads are marketed by customers of the Company. Callaway accounted for 50%, 50% and 47% of the Company's total sales in 2001, 2000 and 1999, respectively. Fortune Brands (formerly American Brands, owner of Titleist and Cobra) accounted for 33%, 26% and 25% of the Company's total sales in 2001, 2000 and 1999, respectively. Taylor Made accounted for 12% of the Company's total sales in 1999.

Manufacturing—Golf

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

  •
  Produce a metal die (sometimes called a wax mold) based on specifications provided by the customer.

  •
  Inject wax into the die, producing a pattern the exact shape of the final casting.

  •
  Surround (or "invest") the pattern with a ceramic material which is allowed to dry to form a ceramic shell.

  •
  Remove the wax by heat, leaving a cavity in the ceramic shell in the shape of the desired casting.

  •
  Pour molten metal into the cavity in the ceramic shell and allow it to solidify.

  •
  Remove the ceramic material by mechanical and chemical action after the metal solidifies and clean the casting.

  •
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

        Polishing and Finishing.    The Company conducts golf clubhead polishing and finishing operations in its facilities in Mexicali, Mexico. In addition, beginning in the last quarter of fiscal year 2000, steel iron clubheads were finished in the Company's Tijuana, Mexico facility. Finishing of the head for an iron or putter can require numerous separate steps and finishing of a head for a metal wood can involve many more separate steps. Most of the clubheads and substantially all of the metal woods manufactured by the Company are finished by it to customer specifications, although some of such clubheads—principally irons—are delivered to customers in an unfinished state. The Company, to assist its customers, at times also polishes and finishes limited quantities of investment-cast clubheads manufactured by other companies.

        Quality Control.    The Company's success as a supplier of golf clubheads to leading manufacturers of high-quality golf clubs is dependent on effective quality-control measures. The Company attempts to monitor every aspect of the engineering and manufacturing process to assure the quality of the clubheads manufactured by the Company. Particular attention is paid to the quality of raw materials (principally wax, ceramic and metal alloys), gating techniques employed in channeling the flow of molten metal in the ceramic shell in the casting process, and rigorous inspection standards to assure compliance with the customers' product specifications throughout the manufacturing process.

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

Competition—Golf

        The Company operates in a highly competitive environment. A limited number of companies, including Coastcast, have a very substantial portion of the total market share for the production of stainless steel and titanium clubheads for high-quality, premium-priced golf clubs. For many years, the Company recognized several companies based in the United States as it principal competitors. That has changed in the last year or two. The Company now recognizes several companies in China as its most formidable competitors. Included among the companies which Coastcast recognizes as its principal competitors are Worldmark Services Ltd. (formerly Fu-Sheng Industrial Co. Ltd.), O-ta Precision Casting Co. Ltd., Advanced Group International Co. Ltd., Dynamic Precision Casting Mfg. Co. Ltd., and Beijing International Aeronautical Materials in China and Sturm Ruger, Inc. and Hitchner Manufacturing Co., Inc. in the United States and Mexico.

        Although the Company does not compete solely on price, that has become an increasingly important factor. The Company believes that its decline in sales which began in 2001 is attributable partly to a loss of market share to lower-priced Chinese competitors which have significantly lower labor costs than the Company and other competitors in the United States and Mexico.

        The Company is taking action to improve manufacturing performance and reduce costs in an effort to compete more effectively with Chinese manufacturers. The Company is working on improvements in its manufacturing processes to reduce costs and shorten manufacturing lead times. The Company also intends to consolidate manufacturing operations into less space in fewer locations in order to reduce costs.

        While the Company does not expect to be able to lower its costs to the levels of its Chinese competitors on lower-margin clubheads for steel irons, the Company hopes that a combination of prices which are closer to its competitors' prices and shorter manufacturing lead times will stem market share loss and enable the Company to operate profitably on lower sales.

        The Company also competes against golf club companies that internally produce clubheads for their clubs. The Company believes that one of the larger golf club companies, Ping Inc., which produces its own brand of clubs, manufactures substantially all of the investment-cast steel iron clubheads for use in its own clubs. However, during the calendar year 2001, Ping Inc. purchased steel irons and metal woods and titanium drivers from the Company. The Company believes that Ping produces clubheads for its own use only and does not currently compete with the Company for the business of other golf club companies.

        The Company also faces potential competition from those golf club companies that currently purchase golf clubheads from outside suppliers but may, in the future, manufacture clubheads internally. If the Company's current customers begin manufacturing clubheads internally, the Company's sales would be adversely affected. The Company believes that as long as component suppliers, such as the Company and its competitors, provide high-quality component golf club parts at competitive prices and reliably, it is unlikely that many golf club companies will commence their own manufacturing.

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

Orthopedic Implants and Specialty Products

        The Company also manufactures non golf products, principally including orthopedic implants and surgical tools (used principally in replacement joints, such as hips and knees, as well as in heart and spinal implants). Sales of these products accounted for 9.7% and 9.3% of total sales of the Company in 2001 and 2000, respectively.

        Other non golf products have included titanium and other alloy specialty products, automotive titanium products and automotive aluminum turbocharger compressor wheels (manufacture of which was discontinued in December 2001). None of these products accounted for 10% or more of the total sales of the Company in 2001 or 2000.

        The Company is endeavoring to expand its titanium and other alloy investment casting business to potential customers in other commercial and industrial businesses outside of the golf business. At this stage, the Company cannot predict which product opportunities will result in profitable sales, and whether volumes will be significant.

        The Company believes that its principal investment casting competitors in the production of these non golf products are Precision Castparts Corporation, Sturm Ruger, Inc., and PED Manufacturing.

Employees

        As of December 31, 2001, the Company and its subsidiaries employed 3,070 persons on a full-time basis. Of these employees, 1,635 and 975 were employed by Coastcast Corporation, S.A. and Coastcast Tijuana S. de R. L. de C. V., respectively, the Mexican subsidiaries of the Company. The Company considers its employee relations to be good.

        The production and maintenance employees in the Gardena, California facility are represented by the United Steelworkers of America. There were 120 such employees as of December 31, 2001. The collective bargaining agreement for such employees was effective May 12, 2000, and will expire on June 11, 2003.

Item 2. Properties.

        The Company's principal executive offices and one of two steel investment casting manufacturing facilities are located in a 120,000 square foot leased facility in Rancho Dominguez, California, a suburb of Los Angeles. Approximately 19,000 square feet of this facility was allocated to the Company's aluminum compressor wheels business which ceased operations in December 2001. The lease expires in October 2003 and the Company has a five-year extension option.

        The Company owns a complex of plants in Gardena, California (which is approximately five miles from the Rancho Dominguez facilities), comprising an aggregate of approximately 110,000 square feet of buildings on 3.75 acres of land. These facilities are principally used for manufacturing titanium golf clubheads and tooling. In addition, the Company owns a parking lot located across from these facilities consisting of 1.9 acres of land. In October 1994, the Company purchased 1.77 acres of land contiguous to its Gardena facility. In April 1996, the Company purchased another 1.76 acres of land next to the land purchased in October 1994. This land is currently leased to other companies for storage.

        The majority of clubhead polishing and finishing operations are conducted in facilities leased by the Company's subsidiary in Mexicali, Mexico under four lease agreements, comprising an aggregate of approximately 142,000 square feet. Three of the leases expire in December 2003, and the other lease expires in June 2006. All four leases have a five-year extension option. During the fourth quarter of

2001, the Company abandoned one of its four facilities (approximately 31,000 square feet) and recognized an expense for the total lease obligation, net of estimated sublet income.

        Almost all of the Company's steel golf clubhead casting operations and a substantial portion of the steel iron clubhead finishing operations are conducted in a 186,000 square foot leased facility in Tijuana, Mexico. The lease expires in April 2008 and the Company has two five-year extension options. Also, the Company has exercised its option to lease approximately 2.5 acres of land adjacent to the facility pursuant to a lease which expires in May 2003.

        Plans are being made to consolidate the Company's manufacturing operations into fewer plants in fewer locations in an effort to reduce costs. See "Business—General" and "Business—Competition—Golf."

Item 3. Legal Proceedings.

        The Company is a party to legal actions arising in the ordinary course of business, none of which, individually or in the aggregate, in the opinion of management, after consultation with counsel, will have a material adverse effect on the business or financial condition of the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

        Not Applicable.

Executive Officers of the Registrant

        The executive officers of the Company are as follows:

Name	Age	Position
Hans H. Buehler	69	Chairman of the Board and Chief Executive Officer
Fernando J. Diaz	41	Senior Vice President, Mexico Operations
Norman Fujitaki	47	Chief Financial Officer and Secretary
Richard W. Gainer	54	Vice President, Titanium Casting
Ramon F. Ibarra	49	Vice President, Manufacturing
Bryan Rolfe	49	Vice President, Sales and Business Development
Roberto Roman	59	Vice President, Human Resources
Todd L. Smith	38	Executive Vice President, Operations
Kathleen H. Wainwright	37	Senior Vice President, Sales

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

        Mr. Diaz joined the Company in March 2001 as the General Manager—Mexicali facility. Mr. Diaz was promoted to Senior Vice President—Mexico Operations in January 2002. From 1995 to February 2001, Mr. Diaz worked in various management positions for a subsidiary of Robertshaw Controls Corp. in Mexicali, Mexico, culminating as the plant manager from 1997 to February 2001.

        Mr. Fujitaki joined the Company in 1994. He has served as Chief Financial Officer since April 1999. From 1994 to March 1999, he served as Corporate Controller. He previously was employed for eight years by Neutrogena Corporation, a manufacturer and marketer of skin and hair care products, for which he served as Corporate Controller from September 1988.

        Mr. Gainer joined the Company in 1990. In June 2001, he was promoted to Vice President—Titanium Casting. From 1999 to May 2001, he was the Chief Engineer, Mexicali facility. From 1997 to 1999, he was the Director of Corporate Quality and Engineering. Prior to 1997, he served in various managerial capacities relating to quality. Mr. Gainer has over 30 years of experience in the foundry business.

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

        Mr. Roman joined the Company in 1986. In July 1999, he was promoted to Vice President—Human Resources. Prior to this time, he served the Company in various management capacities in the human resource area. Mr. Roman has over 30 years of human resources experience.

        Mr. Smith joined the Company in 1981. In February 2000, he was promoted to Executive Vice President—Operations. From July 1999 to January 2000, he was the Vice President—Operations. Prior to this time, he served the Company in various management capacities in both the manufacturing and administrative areas. Mr. Smith is the son of Hans H. Buehler.

        Ms. Wainwright joined the Company in 1988. In February 2000, she was promoted to Senior Vice President—Sales. From November 1996 to January 2000, she served as Vice President, Sales. Prior to that time, she served the Company in various capacities, including plant manager at the Company's former facility located in Wallingford, Connecticut.

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

Fiscal Year	High	Low
2001
First Quarter	$17.63	$10.50
Second Quarter	10.95	7.00
Third Quarter	8.00	4.25
Fourth Quarter	6.90	4.00
2000
First Quarter	17.13	13.25
Second Quarter	20.44	14.88
Third Quarter	18.19	13.00
Fourth Quarter	18.44	14.25

        The approximate number of record holders of common stock of the Company as of March 21, 2002 was 127.

Dividends

        On October 27, 2000, the Board of Directors of the Company declared an extraordinary dividend of $5.00 per share to shareholders of record on December 19, 2000, and paid a total of $38.2 million to such shareholders on January 9, 2001. On April 27, 2001, the Board of Directors declared a cash dividend of $0.26 per share of common stock, paid on May 25, 2001 to shareholders of record as of May 4, 2001. No other cash dividends were declared for the year ended December 31, 2001. The amount of future dividends, if any, will depend upon the Company's financial position, results of operations and the needs of the business.

Stock Repurchase

        In December 1999, the Board of Directors authorized the repurchase of up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. The Company has repurchased a total of 252,158 shares pursuant to this authorization, including 41,000 shares which were purchased in 2001 at a cost of $.2 million.

Business Risks

        Customer Concentration.    The Company's sales have been and very likely will continue to be concentrated among a very small number of customers. Sales to two customers accounted for 83% and 76% of sales during the years ended December 31, 2001 and 2000, respectively. Sales to the Company's top customer, Callaway Golf Company, accounted for 50% of sales for each of the years ended December 31, 2001 and 2000.

        The Company has no long-term contracts with, and, in almost all cases, is not the exclusive supplier to, any of its customers, which the Company believes is typical industry practice. Although the Company is now a principal supplier of steel and titanium clubheads to Callaway, there are other actual or potential sources of supply to Callaway and the level of future orders is not known at this time. In the event Callaway increases purchases from other suppliers, the Company could be adversely affected. Although the Company believes that its relationships with its customers are good, the loss of a significant customer or a substantial decrease in the sales of golf clubs by a significant customer could have a material adverse effect on the Company's business.

        Competition.    The Company operates in a highly competitive market and competition from Chinese manufacturers of investment-cast golf clubheads has become increasingly intense in the last year. All of the Company's products are manufactured according to customers' designs and specifications. Accordingly, the Company competes against other independent domestic and foreign manufacturers which have the capability to manufacture investment-cast clubheads. The Company also experiences indirect competition from golf club companies that manufacture their own clubheads or make golf clubs with clubheads that are not investment-cast or are made of materials the Company is not currently capable of producing. Potential competition also exists from those golf club companies that currently purchase clubheads from the Company but may, in the future, manufacture clubheads internally. The Company believes that it competes principally on the basis of price and its ability to produce consistently high-quality golf clubheads in quantities sufficient to its customer needs in a timely manner. Some of the Company's current and potential competitors may have greater resources than the Company. The Company's Chinese competitors are able to offer lower prices to customers than the Company because of their lower labor costs.

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

        Hazardous Waste.    In the ordinary course of its manufacturing process, the Company uses hazardous substances and generates hazardous waste. The Company has no material liabilities as of December 31, 2001 under environmental laws and regulations, and believes that its operations are in substantial compliance with applicable laws and regulations. Nevertheless, no assurance can be given that the Company will not encounter environmental problems or incur environmental liabilities in the future which could adversely affect its business.

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

        Reliance on Key Personnel.    The success of the Company is dependent upon its senior management, and their ability to attract and retain qualified personnel. The Company does not have any non-competition agreements with any of its employees. There is no assurance that the Company will be able to retain its existing senior management personnel or be able to attract additional qualified personnel. In February 2001, the Company's Chairman and Chief Executive Officer had successful heart valve replacement surgery. The Chairman and Chief Executive Officer has now returned full time to his responsibilities with the Company.

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

        Adverse Effect of Increased Energy Costs.    The Company has two facilities located in Southern California which have in the past experienced increased energy costs in electricity and natural gas. Depending on the severity of these increased costs, the length of time the increased costs persist and the ability of the Company to pass along these increased cost to its customers, the profits of the Company may be adversely impacted.

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

	Years Ended December 31,
	2001	2000	1999	1998	1997
		(in thousands, except per share data)
Consolidated Statement of Income Data:
Sales	$115,480	$141,371	$120,383	$144,560	$149,515
Gross profit	3,214	18,621	21,773	22,365	28,533
(Loss) income from operations	(3,586)	11,969	14,355	11,971	17,776
(Loss) Income from Continuing Operations Data:
(Loss) income before income taxes	(3,190)	14,652	16,101	13,504	18,751
(Benefit) provision for income taxes	(900)	5,903	6,582	5,672	7,875
(Loss) income from continuing operations	(2,290)	8,749	9,519	7,832	10,876
(Loss) Income from Continuing Operations Per Share
Basic	$(0.30)	$1.15	$1.21	$0.91	$1.24

(Loss) Income from Continuing Operations Per Share
Diluted	$(0.30)	$1.12	$1.20	$0.89	$1.22

Dividend Per Share	$0.26	$5.00	$0.00	$0.00	$0.00

Weighted Average Shares Outstanding— Basic	7,661	7,613	7,892	8,638	8,798

Weighted Average Shares Outstanding— Diluted	7,661	7,795	7,924	8,837	8,924

	As of December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Consolidated Balance Sheet Data:
Working capital	$25,052	$27,640	$57,755	$46,717	$56,795
Total assets	57,431	99,350	92,316	83,673	90,025
Long-term liabilities	1,728	828	541	295	1,614
Shareholders' equity	48,255	52,739	83,290	77,142	78,391

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        The following table sets forth for the periods indicated operating results expressed in thousands of dollars and as a percentage of sales.

	Years Ended December 31,
	2001		2001		1999
	Amount	Percent	Amount	Percent	Amount	Percent
Sales	$115,480	100.0	$141,371	100.0	$120,383	100.0
Cost of sales	112,266	97.2	122,750	86.8	98,610	81.9
Gross profit	3,214	2.8	18,621	13.2	21,773	18.1
Selling, general and administrative	6,800	5.9	6,652	4.7	7,418	6.2
(Loss) income from continuing operations	(3,586)	(3.1)	11,969	8.5	14,355	11.9
Other income, net	396.3		2,683	1.9	1,746	1.5
(Loss) income from continuing operations before income taxes	(3,190)	(2.8)	14,652	10.4	16,101	13.4

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Sales decreased $25.9 million, or 18%, to $115.5 million for 2001 from $141.4 million for 2000. The decrease in sales was mainly due to a 40% decrease in sales of steel clubheads. The Company believes that this decrease in sales of steel clubheads resulted partly from loss of market share to Chinese competitors which are able to offer lower prices because of their lower labor costs. Titanium clubhead sales represented 57% and 45% of total sales for 2001 and 2000, respectively. Sales to Callaway Golf Company represented 50% of total sales for both 2001 and 2000. There is no assurance that sales to Callaway will represent similar percentages of total sales in the future.

        Gross profit decreased $15.4 million, or 83%, to $3.2 million for 2001 from $18.6 million for 2000. The gross profit margin decreased to 3% in 2001 from 13% in 2000. The decrease in gross margin was mainly due to the decrease in sales of steel clubheads and increased costs, and high titanium clubhead scrap rates in the first half of 2001. In addition, gross margins were impacted by costs associated with the cessation of the aluminum turbocharger compressor wheels operation, and the abandonment of one of our four facilities in Mexicali, Mexico.

        Non-operating income decreased $2.3 million, to $0.4 million for 2001 from $2.7 million in 2000. The decrease was due to lower cash and cash equivalent balances, coupled with lower interest rates, in 2001 compared to 2000.

        The effective tax rate for 2001 was 28.2% compared to 40.3% for 2000. The decrease in effective tax rate was mainly due to non-deductible expenses for Mexico and non-deductible goodwill amortization in the U.S.

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

Subsequent Event

        The Company has announced that it is in the early stages of planning to consolidate manufacturing operations into less space in fewer locations with the expectation of not limiting production capacity. The Company believes that this consolidation will improve manufacturing performance and cut costs but will result in substantial non-recurring consolidation charges during 2002 and possibly into 2003.

Critical Accounting Policies

        The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates and judgements of certain amounts included in the financial statements, giving due consideration to materiality. The Company does not believe there is a great likelihood that materially different amounts would be reported related to the accounting policies described below. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from those estimates.

        Revenue recognition—The Company recognizes revenue when the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Generally, these criteria are met at the time products are shipped.

        Inventories—The Company values inventories at the lower of cost (determined on a first-in, first-out basis) or market.

        Income taxes—The Company's income tax policy records the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as operating loss and tax credit carryforwards, using presently enacted tax rates.

Liquidity and Capital Resources

        The Company's cash and cash equivalents position at December 31, 2001 was $13.2 million compared to $52.2 million on December 31, 2000, a decrease of $39.0 million. Net cash provided by operating activities was $3.8 million for the year ended December 31, 2001. Depreciation and amortization of $4.3 million, and a decrease in prepaid expenses and other current assets of $1.2 million, were partially offset by a net loss of $2.3 million. Cash used in investing activities of $2.6 million consists primarily of $3.6 million of capital expenditures partially offset by proceeds from sale of fixed assets of $1.1 million. Net cash used in financing activities of $40.2 million consists of cash dividends paid of $40.4 million, repurchase of common stock of $.2 million offset by proceeds from stock option exercises net of related tax benefit of $.4 million.

        The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5 million and which had no outstanding balance at December 31, 2001. This line of credit, which expires on May 31, 2002, bears interest at the bank's prime rate or LIBOR plus 2%.

        On October 27, 2000, the Board of Directors of the Company declared an extraordinary dividend of $5.00 per share to shareholders of record on December 19, 2000, and paid a total of $38.2 million to such shareholders on January 9, 2001. On April 27, 2001, the Board of Directors declared a cash dividend of $0.26 per share of common stock, paid on May 25, 2001 to shareholders of record as of May 4, 2001. No other cash dividends were declared for the year ended December 31, 2001. The amount of future dividends, if any, will depend upon the Company's financial position, results of operations and the needs of the business.

        The Company has operating lease commitments and other contractual commitments for purchases of raw materials and capital equipment arising in the ordinary course of business (see Note 9). As of December 31, 2001, the total operating lease commitments are $6.5 million: 2002—$1.7 million, 2003—$1.6 million, 2004 and 2005—$.8 million, 2006—$.7 million, and 2007 and thereafter—$.9 million. As of December 31, 2001, the Company has non-cancelable commitments to purchase raw materials totaling $2.6 million and capital equipment of $0.7 million.

        In December 1999, the Board of Directors authorized the repurchase of up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. The Company has repurchased a total of 252,158 shares pursuant to this authorization, including 41,000 shares which were purchased in 2001 at a cost of $.2 million.

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

	Year Ended December 31, 2001				Year Ended December 31, 2000
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
			(in thousands, except per share data)
Sales	$27,303	$32,184	$31,197	$24,796	$37,230	$46,705	$32,539	$24,897
Gross profit (loss)	527	1,636	3,255	(2,204)	6,481	8,838	3,390	(88)
(Loss) income before taxes	(1,132)	(140)	1,713	(3,631)	5,075	7,052	2,751	(226)
(Benefit) provision for
income taxes	(475)	192	525	(1,142)	2,123	2,920	1,155	(295)
Net (loss) income	(657)	(332)	1,188	(2,489)	2,952	4,132	1,596	69
Net (loss) income per share—Basic	(.09)	(.04)	.16	(.33)	.38	.54	.21	.01
Net (loss) income per share—Diluted	(.09)	(.04)	.16	(.33)	.38	.52	.21	.01

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

Backlog

        As of December 31, 2001, the Company had a backlog of approximately $15.1 million as compared to a backlog of approximately $23.1 million as of December 31, 2000. The Company believes that its current backlog is scheduled to be shipped in the ensuing four months. Although many of the Company's customers release purchase orders months prior to the requested delivery date, these orders are generally cancelable without penalty provided that no production has commenced. If production has commenced, an order is cancelable upon payment of the cost of production. Historically, the Company's backlog generally has been the highest in the second and third quarters due principally to seasonal factors. Backlog is not necessarily indicative of future operating results.

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

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this Item with respect to directors is incorporated herein by reference to the information contained under the caption "Nomination and Election of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2002, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2001. Information with respect to executive officers is included in Part I of this Report. The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2002, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2001.

Item 11. Executive Compensation.

        The information required by this Item is incorporated herein by reference to the information contained under the caption "Executive Compensation and Other Information" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2002, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by this Item is incorporated herein by reference to the information contained under the captions "Voting Securities and Principal Shareholders" and "Stock Ownership of Management" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2002, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2001.

Item 13. Certain Relationships and Related Transactions.

        The information required by this Item is incorporated herein by reference to the information contained under the caption "Certain Transactions" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 5, 2002, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2001.

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

        None.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 21, 2002	COASTCAST CORPORATION
	By:	/s/ HANS H. BUEHLER Hans H. Buehler Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 2002.

Signature	Title

/s/ HANS H. BUEHLER Hans H. Buehler	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/s/ NORMAN FUJITAKI Norman Fujitaki	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)
/s/ ROBERT H. GOON Robert H. Goon	Director
/s/ EDWIN A. LEVY Edwin A. Levy	Director
/s/ GARY V. MELONI Gary V. Meloni	Director
/s/ LEE E. MIKLES Lee E. Mikles	Director
/s/ PAUL A. NOVELLY Paul A. Novelly	Director
/s/ LUANN G. SMITH Luann G. Smith	Director

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Coastcast Corporation:

        We have audited the accompanying consolidated balance sheets of Coastcast Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coastcast Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 7, 2002

COASTCAST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$13,248,000	$52,168,000
Trade accounts receivable, net of allowance for doubtful accounts of $200,000 at December 31, 2001 and 2000 (Note 12)	7,293,000	7,298,000
Inventories (Note 2)	9,319,000	9,538,000
Prepaid income taxes	951,000	2,093,000
Prepaid expenses and other current assets	1,425,000	1,437,000
Deferred income taxes (Note 7)	264,000	889,000

Total current assets	32,500,000	73,423,000
Property, plant and equipment, net (Note 3)	21,127,000	23,434,000
Deferred income taxes (Note 7)	2,346,000	960,000
Investments	981,000	953,000
Other assets, net	477,000	580,000

	$57,431,000	$99,350,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,196,000	$3,769,000
Dividend payable	—	38,209,000
Accrued liabilities (Note 5)	4,252,000	3,805,000

Total current liabilities	7,448,000	45,783,000
Deferred compensation (Note 6)	1,097,000	828,000
Pension liability (Note 6)	631,000	—

Total liabilities	9,176,000	46,611,000
Commitments and contingencies (Notes 9)
Shareholders' equity (Notes 8 and 10):
Series A Preferred stock, no par value, 200,000 shares authorized; None issued and outstanding
Preferred stock, no par value, 1,800,000 shares authorized; None issued and outstanding
Common stock, no par value, 20,000,000 shares authorized; 7,635,042 and 7,641,769 shares issued and outstanding as of December 31, 2001 and 2000, respectively	26,067,000	25,847,000
Retained earnings	22,435,000	26,892,000
Accumulated other comprehensive loss	(247,000)	—

Total shareholders' equity	48,255,000	52,739,000

	$57,431,000	$99,350,000

See accompanying notes to consolidated financial statements.

COASTCAST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2001	2000	1999
Sales (Note 12)	$115,480,000	$141,371,000	$120,383,000
Cost of sales	112,266,000	122,750,000	98,610,000

Gross profit	3,214,000	18,621,000	21,773,000
Selling, general and administrative	6,800,000	6,652,000	7,418,000

(Loss) income from operations	(3,586,000)	11,969,000	14,355,000
Other income, net	396,000	2,683,000	1,746,000

(Loss) income before income taxes	(3,190,000)	14,652,000	16,101,000
(Benefit) provision for income taxes (Note 7)	(900,000)	5,903,000	6,582,000

Net (loss) income	$(2,290,000)	$8,749,000	$9,519,000

NET (LOSS) INCOME PER SHARE (Note 11)
Net (loss) income per share—basic	$(0.30)	$1.15	$1.21

Weighted average shares outstanding	7,661,496	7,613,357	7,892,360

Net (loss) income per share—diluted	$(0.30)	$1.12	$1.20

Diluted weighted average shares outstanding	7,661,496	7,794,854	7,923,957

See accompanying notes to consolidated financial statements.

COASTCAST CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Years Ended December 31, 2001, 2000 and 1999

	Common Stock
				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total	Comprehensive Income (Loss)
BALANCE AT JANUARY 1, 1999	7,989,404	$30,309,000	$46,833,000	—	$77,142,000	$—
Stock options exercised, including related income tax benefit (Note 10)	4,667	48,000			48,000
Repurchase of common stock	(292,500)	(3,393,000)			(3,393,000)
Unrealized loss on investments, net of income tax benefit of $19,000				(26,000)	(26,000)	(26,000)
Net income			9,519,000		9,519,000	9,519,000

BALANCE AT DECEMBER 31, 1999	7,701,571	26,964,000	56,352,000	(26,000)	83,290,000	9,493,000

Stock options exercised, including related income tax benefit (Note 10)	315,856	4,426,000			4,426,000
Repurchase of common stock	(375,658)	(5,543,000)			(5,543,000)
Unrealized gain on investments, net of income tax expense of $19,000				26,000	26,000	26,000
Cash dividend declared			(38,209,000)		(38,209,000)
Net income			8,749,000		8,749,000	8,749,000

BALANCE AT DECEMBER 31, 2000	7,641,769	25,847,000	26,892,000	—	52,739,000	8,775,000

Stock options exercised, including related income tax benefit (Note 10)	34,273	443,000			443,000
Repurchase of common stock	(41,000)	(223,000)			(223,000)
Unrealized gain on investments, net of income tax expense of $1,000				1,000	1,000	1,000
Excess of additional pension liability over unrecognized prior service cost, net of income tax benefit of $176,000				(248,000)	(248,000)	(248,000)
Cash dividend declared			(2,167,000)		(2,167,000)
Net loss			(2,290,000)		(2,290,000)	(2,290,000)

BALANCE AT DECEMBER 31, 2001	7,635,042	$26,067,000	$22,435,000	$(247,000)	$48,255,000	$(2,537,000)

See accompanying notes to consolidated financial statements.

COASTCAST CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,290,000)	$8,749,000	$9,519,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	4,347,000	4,428,000	4,089,000
Goodwill amortization and impairment	231,000	28,000	18,000
Loss on disposal of machinery and equipment	487,000	21,000	91,000
(Gain) loss on investments	(6,000)	50,000	20,000
Deferred compensation	269,000	287,000	246,000
Pension liability	99,000	—	—
Deferred income taxes	(585,000)	(144,000)	(469,000)
Changes in operating assets and liabilities:
Trade accounts receivable	5,000	1,881,000	(1,621,000)
Inventories	219,000	1,521,000	(728,000)
Prepaid expenses and other current assets	1,154,000	(1,573,000)	4,331,000
Accounts payable and accrued liabilities	(126,000)	(911,000)	2,127,000

Net cash provided by operating activities	3,804,000	14,337,000	17,623,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(3,589,000)	(3,735,000)	(4,247,000)
Proceeds from disposal of machinery and equipment	1,062,000	22,000	80,000
Surrender of life insurance policies	—	—	6,215,000
Purchase of investments	(1,010,000)	(794,000)	(1,107,000)
Sales/maturities of investments	989,000	742,000	136,000
Purchase of business, net of cash acquired	—	—	(233,000)
Other assets	(20,000)	(27,000)	67,000

Net cash (used in) provided by investing activities	(2,568,000)	(3,792,000)	911,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of options	443,000	4,426,000	48,000
Dividends paid	(40,376,000)	—	—
Repurchase of common stock	(223,000)	(5,543,000)	(3,393,000)

Net cash used in financing activities	(40,156,000)	(1,117,000)	(3,345,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38,920,000)	9,428,000	15,189,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	52,168,000	42,740,000	27,551,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$13,248,000	$52,168,000	$42,740,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash refunded during year for income taxes	$2,467,000	$—	$—

Cash paid during year for income taxes	$998,000	$7,234,000	$3,436,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash dividend declared	$—	$38,209,000	$—

See accompanying notes to consolidated financial statements.

COASTCAST CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Principles of Consolidation—The accompanying consolidated financial statements include the accounts of Coastcast Corporation (the "Company") and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

        Organization and Operations—Coastcast Corporation is incorporated under the laws of the State of California. The Company principal business is the production of investment-cast golf clubheads, precision investment castings and related engineering for the medical industry. The Company sells its products to customers of varying strength and financial resources, principally located in the United States. The Company has three wholly-owned subsidiaries, two are incorporated under the laws of the Mexican maquiladora program and their principal activities are the production of golf clubheads, and the other is incorporated in the State of California and manufactures aluminum compressor wheels (which ceased operations in December 2001).

        Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Revenue Recognition—Revenue is recognized when goods are shipped to the customer.

        Cash Equivalents—Cash equivalents consist of short-term investments with original maturities of three months or less.

        Concentration of Credit Risk—The Company's financial instruments that are exposed to credit risk consist primarily of accounts receivable. The Company grants credit to substantially all of its customers, performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for potential credit losses. The Company's top two customers represented 77% and 74% of the accounts receivable balance as of December 31, 2001 and 2000, respectively. See also Note 12.

        Inventories—Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

        Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation and amortization are provided using primarily the straight-line method over the estimated useful lives of the related assets as follows:

Building and improvements	5–31 years
Machinery and equipment	5–7 years
Transportation	5–7 years
Furniture, fixtures and computers	3–7 years

        Impairment of Long-Lived Assets—The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of an asset, an impairment loss is recognized. During the first quarter of 2001, the Company recognized an impairment of goodwill of $231,000 relating to its California subsidiary purchased in 1999.

        Investments—Investments are included in an irrevocable rabbi trust and are considered available for sale and carried at fair value. Fair value for fixed-maturity investments and equity securities is based on quoted market prices. Unrealized appreciation or depreciation on fixed-maturity investments and equity securities is included in accumulated other comprehensive income (loss). Gains and losses on sales of investments are computed on the specific identification method and are reflected in other income, net.

        Income Taxes—Deferred income taxes are recognized based on differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates (see Note 7).

        Earnings Per Share—Basic net (loss) income per share is based on the weighted average number of shares of common stock outstanding. Diluted net (loss) income per share is based on the weighted average number of shares of common stock outstanding and dilutive potential common shares from stock options (using the treasury stock method).

        Fair Value of Financial Instruments—The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturities of these instruments.

        Accounting Pronouncements—In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 replaces Accounting Principles Board Opinion No. 16, "Business Combinations," and eliminates pooling-of-interests accounting, prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS No. 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS No. 141 is effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS No. 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS No. 141 will be reclassified as goodwill. Companies are required to adopt SFAS No. 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS No. 142, companies will be required to perform a transitional goodwill impairment assessment. As of December 31, 2001, the Company has no goodwill on its consolidated balance sheet. Management does not expect the adoption of SFAS No. 142 to have a significant impact on the financial position and results of operations of the Company.

        SFAS No. 143, "Accounting for Asset Retirement Obligations," which becomes effective for the Company on January 1, 2003, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

        SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," will become effective for the Company on January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and addresses the accounting for a segment of a business accounted for as a discontinued operation. The Company is currently assessing the impact of the adoption of this statement on its financial position and results of operations.

2.    INVENTORIES

        Inventories consist of the following:

	December 31,
	2001	2000
Raw materials and supplies	$5,009,000	$3,854,000
Tooling	245,000	268,000
Work-in-process	3,658,000	5,038,000
Finished goods	407,000	378,000

	$9,319,000	$9,538,000

        Included above are costs incurred for the production of tooling which is subsequently sold to customers upon acceptance of the first production unit.

3.    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

	December 31,
	2001	2000
Land	$2,186,000	$2,186,000
Buildings and improvements	11,169,000	11,252,000
Machinery and equipment	31,546,000	31,560,000
Transportation	1,197,000	2,526,000
Furniture, fixtures and computers	3,063,000	3,972,000

	49,161,000	51,496,000
Less accumulated depreciation and amortization	28,034,000	28,062,000

	$21,127,000	$23,434,000

        Depreciation and amortization expense for 2001, 2000 and 1999 was $4,347,000, $4,428,000 and $4,089,000, respectively.

4.    SHORT-TERM BORROWINGS

        The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5,000,000 and which had no outstanding balance at December 31, 2001 and 2000. This line of credit, which expires on May 31, 2002, bears interest at the bank's prime rate or LIBOR plus 2%.

5.    ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	December 31,
	2001	2000
Accrued payroll and related expenses	$1,518,000	$1,460,000
Accrued vacation	839,000	1,077,000
Accrued insurance	375,000	717,000
Accrued cessation reserve	775,000	—
Accrued lease reserve	375,000	—
Other accrued expenses	370,000	551,000

	$4,252,000	$3,805,000

        The accrued cessation reserve as of December 31, 2001 represents the estimated cost associated with the cessation of the aluminum turbocharger compressor wheels operation. The accrued lease reserve as of December 31, 2001 represents the estimated total lease obligation, net of estimated sublet income, resulting from the abandonment of one of the Company's four leased facilities in Mexicali, Mexico.

6.    RETIREMENT PLANS

        The Company has a defined benefit plan which covers substantially all of its hourly union employees. The plan provides for a monthly benefit payable for the participant's lifetime commencing the first day of the month following the attainment of age sixty-five in an amount equal to $9.50 to $11.40 multiplied by the participant's credited service.

        The following table sets forth the plan's change in benefit obligation, change in plan assets and components of net pension cost:

	December 31,
	2001	2000
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,287,000	$2,154,000
Service cost	88,000	55,000
Interest cost	157,000	146,000
Actuarial loss from change in assumptions	97,000	28,000
Increase in plan benefits	—	40,000
Benefits paid	(94,000)	(136,000)

Benefit obligation at end of year	2,535,000	2,287,000

Change in Plan Assets:
Fair value of plan assets at beginning of year	2,156,000	2,207,000
Actual return on plan assets	(158,000)	85,000
Employer contribution	80,000	—
Benefits paid	(94,000)	(136,000)

Fair value of plan assets at end of year	1,984,000	2,156,000

Funded status	(551,000)	(131,000)
Unrecognized actuarial loss	469,000	63,000
Unrecognized prior service cost	108,000	117,000
Unrecognized transition obligation	(45,000)	(70,000)

Accrued benefit cost	$(19,000)	$(21,000)

	Year Ended December 31,
	2001	2000	1999
Components of Net Pension Cost:
Service cost	$88,000	$55,000	$48,000
Interest cost	157,000	146,000	140,000
Return on plan assets	158,000	(85,000)	(114,000)
Amortization and deferral	(325,000)	(83,000)	(56,000)

Net pension cost	$78,000	$33,000	$18,000

        The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7% in both 2001 and 2000. The expected long-term rate of return on assets was 7% for both 2001 and 2000. As of December 31, 2001, the Company has a liability for the employer contribution of $80,000, payable on or prior to June 15, 2002. An additional liability of $532,000 was recorded to reflect the required minimum pension liability. Since the additional liability was greater than the unrecognized prior service cost, an intangible asset of $108,000 was recognized for the amount of additional liability up to the amount of unrecognized prior service cost and shareholders' equity (other comprehensive loss) was charged $424,000 for the excess of the additional liability over unrecognized prior service cost (less income tax benefit of $176,000).

        Effective January 1, 1996, the Company adopted a retirement savings plan (the "401(k) Plan") pursuant to which all U.S. employees who satisfy the age and service requirements under the plan and who are not covered by collective bargaining agreements may defer compensation for income tax purposes under section 401(k) of the Internal Revenue Code of 1986. Participants may contribute up to 15% of their compensation up to the maximum permitted under federal law. The Company is obligated to contribute annually an amount equal to 25% of each participant's contribution up to 6% of that participant's annual compensation. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $101,000, $112,000 and $93,000 during 2001, 2000 and 1999, respectively.

        On September 1, 1996, the Company adopted a supplemental executive retirement plan (the "SERP") for certain key employees. Benefits generally accrued at a rate of 7% of final average salary per year of participation in the plan, up to 10 years. In general, participants in the plan only become fully vested with respect to their accrued benefits upon completion of 5 years of plan participation. The benefits under this plan were frozen effective December 31, 1997, except for the Chairman and Chief Executive Officer who voluntarily relinquished all of his rights under this plan. An amended and restated supplemental executive retirement plan was approved effective January 1, 1998. The amended plan revises the benefit formula for participants and provides additional flexibility with respect to funding. Under the amended plan, benefits generally accrue ratably over 25 years of service at 2% per year (up to a maximum of 25 years of service) with the actual benefit being dependent on years of service with Company subject to the social security offset.

        The following table sets forth the plan's change in benefit obligation, change in plan assets and components of net pension cost:

	December 31,
	2001	2000
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,243,000	$1,351,000
Service cost	130,000	134,000
Interest cost	87,000	94,000
Actuarial gain	(99,000)	(336,000)

Benefit obligation at end of year	1,361,000	1,243,000

Change in Plan Assets:
Funded status	(1,361,000)	(1,243,000)
Unrecognized actuarial loss	(279,000)	(187,000)
Unrecognized prior service cost	165,000	184,000
Unrecognized transition obligation	378,000	418,000

Accrued benefit cost	$(1,097,000)	$(828,000)

	Year Ended December 31,
	2001	2000	1999
Components of Net Pension Cost:
Service cost	$130,000	$134,000	$94,000
Interest cost	87,000	94,000	83,000
Amortization and deferral	53,000	59,000	69,000

Net pension cost	$270,000	$287,000	$246,000

        The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7% for both 2001 and 2000. To fund this plan, the Company prior to December 31, 1998 purchased whole-life insurance contracts on certain participants. All the whole-life insurance contracts were surrendered for cash during 1999. A portion of the cash received from the surrender of the contracts is invested in marketable securities in an irrevocable rabbi trust and is presented as an asset of the Company in the accompanying consolidated balance sheets.

        The Company does not provide any other post-retirement benefits to its employees.

7.    INCOME TAXES

        The (benefit) provision for income taxes is as follows:

	Years Ended December 31,
	2001	2000	1999
Current:
Federal	$(1,523,000)	$4,159,000	$5,553,000
State	175,000	949,000	1,173,000
Foreign	984,000	958,000	306,000

	(364,000)	6,066,000	7,032,000

Deferred:
Federal	123,000	(74,000)	(377,000)
State	(174,000)	(29,000)	(73,000)
Foreign	(485,000)	(60,000)	—

	(536,000)	(163,000)	(450,000)

	$(900,000)	$5,903,000	$6,582,000

        The actual (benefit) provision on income before income taxes differs from the statutory federal income tax rate due to the following:

	Years Ended December 31,
	2001	2000	1999
Federal income taxes at the statutory rate	$(1,117,000)	$5,128,000	$5,635,000
State income taxes, net of federal benefit	(74,000)	650,000	735,000
California investment tax credit	(59,000)	(95,000)	(18,000)
Non-deductible Mexico expenses	237,000	202,000	110,000
Other items	113,000	18,000	120,000

	$(900,000)	$5,903,000	$6,582,000

        The tax effects of items comprising the Company's net deferred income tax asset are as follows:

	December 31,
	2001	2000
Allowance for doubtful accounts	$83,000	$84,000
Deferred compensation	455,000	346,000
Accrued expenses	673,000	505,000
Inventory reserve	225,000	437,000
State income taxes	(154,000)	199,000
Depreciation	1,295,000	445,000
Other items	33,000	(167,000)

	$2,610,000	$1,849,000

8.    SHAREHOLDERS' RIGHTS PLAN

        On October 27, 2000, the Board of Directors approved the adoption of a Shareholders' Rights Plan ("the Plan"). In connection with the Plan, preferred stock purchase rights were distributed as a dividend at the rate of one right for each share of common stock. In general, the rights will not be exercisable or transferable apart from the common stock, unless a person or group (i) acquires beneficial ownership of 15% or more of the outstanding common stock, or (ii) commences a tender offer or commences or files a registration statement with respect to an exchange offer, to acquire beneficial ownership of 15% or more of the outstanding stock. When exercisable, each right will entitle the holder to buy at a $75 exercise price (the "Exercise Price") 1/100th of a share of Series A Preferred Stock of the Company. Following an event described in (i) or (ii) above, each right will entitle the holder to purchase from the Company, at the Exercise Price, common stock (or under certain circumstances, other securities or assets of the Company) having a value of twice the Exercise Price. Further, if after the rights become exercisable the Company or a majority of its assets or earning power are acquired by merger or otherwise, each right will thereafter represent the right to purchase that number of shares of the surviving corporation or (in certain circumstances) its parent having a market value of twice the Exercise Price. In general, no acquiring person, nor the person or group whose purchase transaction or tender or exchange offer triggers the exercisability of the rights, nor any of that person or group's transferees may exercise rights held by them.

        At any time prior to the 10th day following an event described in (i) or (ii) above, the Board of Directors may redeem all outstanding rights at a price of $.01 per right, and may amend the Plan and the rights in any and all respects. The rights will expire at the earlier date of their redemption or October 27, 2010.

9.    COMMITMENTS AND CONTINGENCIES

        Operating Leases—The Company leases certain facilities under various operating leases with terms ranging from five to ten years. The leases contain renewal options for additional five or ten year periods which have not been included in the rental commitment schedule below. In general, these leases provide for payment of property taxes, maintenance and insurance by the Company and include rental increases based on the Consumer Price Index.

        The future minimum lease payments required under these leases as of December 31, 2001 are as follows:

Year Ending December 31,
2002	$1,687,000
2003	1,562,000
2004	779,000
2005	779,000
2006	750,000
Thereafter	959,000

$6,516,000

        Rent expense for 2001, 2000 and 1999 was $2,234,000, $1,816,000 and $1,710,000, respectively. As of December 31, 2001, the Company has non-cancelable commitments to purchase raw materials totaling $2.6 million and capital equipment of $0.7 million.

        The Company is a party to legal actions arising in the ordinary course of business, none of which, individually or in the aggregate, in the opinion of management, after consultation with counsel, will have a material adverse effect on the business or financial condition of the Company.

10.  STOCK OPTION PLANS

        Under the Company's 1996 Amended and Restated Employee Stock Option Plan ("1996 Employee Stock Option Plan"), a maximum of 1,950,000 shares of common stock may be issued pursuant to exercise of options granted to officers and key employees under the plan. Options may be granted under the plan at prices which are equal to or greater than the fair market value of the shares at the date of grant. The options become exercisable over a period of time as determined by the Board of Directors or a committee of directors and generally expire ten years from the date of grant or earlier following termination of employment. As of December 31, 2001, an aggregate of 869,489 shares had been purchased pursuant to the exercise of options granted under the plan, options to purchase an aggregate of 948,106 shares were outstanding (including options which were then exercisable to purchase 392,893 shares), and 132,405 shares were available for additional grants of options under the plan.

        Under the Company's 1995 Amended and Restated Non-Employee Director Stock Option Plan ("1995 Director Stock Option Plan"), a maximum of 200,000 shares of common stock may be issued pursuant to exercise of options granted under the plan to certain non-employee directors. Options are granted under the plan at prices equal to the fair market value of the shares at the date of grant. The options generally become exercisable over a three-year period of time and expire at the earlier of one year after the optionee ceases to be a director or ten years from the date of grant. As of December 31, 2001, an aggregate of 109,999 shares had been purchased pursuant to the exercise of options granted under the plan and options to purchase an aggregate of 66,667 shares were outstanding (including options which were then exercisable to purchase 63,333 shares), and no shares were available for additional grants of options under the plan, since on June 20, 2001, the Company shareholders approved the 2001 Non-Employee Director Stock Option Plan ("2001 Director Stock Option Plan").

        On June 20, 2001, the shareholders approved the 2001 Director Stock Option Plan, a maximum of 200,000 shares of common stock may be issued pursuant to exercise of options granted under the plan to certain non-employee directors. The options generally become exercisable over a three-year period of time and expire at the earlier of one year after the optionee ceases to be a director or ten years from the date of grant. As of December 31, 2001, no shares had been purchased pursuant to the exercise of options granted under the plan and options to purchase an aggregate of 90,000 shares were outstanding (including options which were then exercisable to purchase 20,000 shares), and 110,000 shares were available for additional grants of options under the plan.

        The following summarizes the Company's stock option activity under all arrangements for the three years ended December 31, 2001:

	Number	Weighted Average Exercise Price
Balance, January 1, 1999	1,083,817	$13.75
Granted	111,950	11.33
Forfeited	(179,944)	12.92
Exercised	(4,667)	10.25

Balance, December 31, 1999	1,011,156	13.86
Granted	54,500	15.41
Forfeited	(35,883)	14.52
Exercised	(315,856)	12.13

Balance, December 31, 2000	713,917	14.70
Granted	577,700	7.56
Forfeited	(122,571)	13.68
Exercised	(34,273)	9.00

Balance, December 31, 2001	1,134,773	$11.35

        The following table summarizes information about stock options outstanding at December 31, 2001:

Range of Exercise Prices	Number Outstanding at December 31, 2001	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable at December 31, 2001	Weighted Average Exercise Price
$4.50–7.49	353,301	9.4	$7.01	10,001	$7.31
$7.57–10.38	213,000	9.0	7.80	38,000	8.70
$10.60–14.13	454,342	5.1	13.65	379,040	13.85
$14.50–22.25	74,130	6.4	19.25	39,185	21.83
$27.00–30.00	40,000	3.9	27.75	40,000	27.75

$4.50–30.00	1,134,773	7.2	$11.35	506,226	$15.05

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for options granted under its 1996 Employee Stock Option Plan or its 1995 and 2001 Director Stock Option Plan, except for stock options granted to directors on December 13, 1995, which were subject to approval and subsequently approved by shareholders on June 12, 1996. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net (loss) income and (loss) earnings per share would have been changed to the pro forma amounts indicated below:

Years Ended December 31,
		2001			2000		1999
Net (loss) income	As reported Pro forma		$(2,290,000 (2,665,000	) )		$8,749,000 8,368,000		$9,519,000 9,184,000
Net (loss) income per share: Basic	As reported Pro forma	$ $	(0.30 (0.35	) )	$ $	1.15 1.10	$ $	1.21 1.16
Net (loss) income per share: Diluted	As reported Pro forma	$ $	(0.30 (0.35	) )	$ $	1.12 1.06	$ $	1.20 1.14

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in 2001, 2000 and 1999, respectively: dividend yield of 0%, 6.8% and 0%, expected volatility of 63%, 64% and 67%, risk-free interest rate of 4.8%, 6.3% and 5.7%, and expected term of 4.0, 4.0 and 4.0 years. The weighted average fair value per share of options granted in 2001, 2000 and 1999 was $3.93, $5.54 and $5.86, respectively.

11.  EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:

	2001	2000	1999
Numerator:
Net (loss) income	$(2,290,000)	$8,749,000	$9,519,000

Numerator for basic and diluted (loss) earnings per share—(loss) income available to common stockholders	(2,290,000)	8,749,000	9,519,000
Denominator:
Denominator for basic (loss) earnings per share— weighted average shares	7,661,496	7,613,357	7,892,360
Effect of dilutive securities:
Stock options	—	181,497	31,597

Denominator for diluted (loss) earnings per share—weighted average shares and assumed conversions	7,661,496	7,794,854	7,923,957

Basic (loss) earnings per share	$(0.30)	$1.15	$1.21

Diluted (loss) earnings per share	$(0.30)	$1.12	$1.20

        The anti-dilutive options as of December 31, 2001, 2000 and 1999 were 1,134,773, 95,930 and 758,639, respectively.

12.  BUSINESS SEGMENTS

        The Company is engaged principally in the business of manufacturing precision investment-cast titanium and stainless steel golf clubheads, representing 90.3%, 90.7% and 90.6% of sales for the years ended December 31, 2001, 2000 and 1999, respectively. The Company has determined that it has one reportable business segment.

        The Company derived 50% and 33% of sales from its two top customers in 2001, 50% and 26% of sales from its two top customers in 2000, and 47%, 25% and 12% of sales from its three top customers in 1999.

13.  SUBSEQUENT EVENT

        The Company has announced that it is in the early stages of planning to consolidate manufacturing operations into less space in fewer locations with the expectation of not limiting production capacity. The Company believes that this consolidation will improve manufacturing performance and cut costs but will result in substantial non-recurring consolidation charges during 2002 and possibly into 2003.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Coastcast Corporation:

        We have audited the consolidated financial statements of Coastcast Corporation and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 7, 2002; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Coastcast Corporation, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 7, 2002

COASTCAST CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Period	(Charged)/Credited to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 1999	$(600,000)	$100,000			$(500,000)
Year ended December 31, 2000	(500,000)	300,000			(200,000)
Year ended December 31, 2001	(200,000)				(200,000)

EXHIBIT INDEX

Exhibit Number		Description	Sequentially Numbered Page
3.1.1		Articles of Incorporation of the Company, as amended(1)
3.1.2		Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6, 1993(1)
3.2		Bylaws of the Company, as amended April 19, 2001(14)
3.3		Certificate of Determination Series A Preferred Stock(12)
3.4		Rights Agreement, dated October 27, 2000 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent(13)
4		Specimen Stock Certificate of the Company(1)
10.1	*	1993 Amended and Restated Employee Stock Option Plan ("Employee Plan")(1)
10.2	*	1996 Amended and Restated Employee Stock Option Plan ("Employee Plan")(4)
10.3	*	1995 Amended and Restated Non-Employee Director Stock Option Plan ("Director Plan"), together with form of notice of grant and grant summary(2)
10.4	*	2001 Non-Employee Director Stock Option Plan(14)
10.5		Agreement, dated June 12, 2000, between the Company and United Steelworkers of America(11)
10.6		Lease Agreement, dated December 16, 1998, between Coastcast Corporation, S.A. and Parque Industrial Mexicali, S.A. de C.V. for the facilities known as Mercurio #70 in Mexicali, Mexico(7)
10.7		Lease Agreement, dated December 16, 1998, between Coastcast Corporation, S.A. and Parque Industrial Mexicali, S.A. de C.V. for the facilities known as Avenue Galaxia #50 in Mexicali, Mexico(7)
10.8		Lease Agreement, dated December 16, 1998, between Coastcast Corporation, S.A. and Parque Industrial Mexicali, S.A. de C.V. for the facilities known as Mercurio #30 in Mexicali, Mexico(7)
10.9		Lease Agreement, dated December 10, 1999, between Coastcast Corporation, S.A. and Parque Industrial Mexicali, S.A. de C.V. for the facilities known as Calle Marte #162 in Mexicali, Mexico(10)
10.10		Guaranty, dated January 26, 1999, by the Company for the lease of the Mexicali, Mexico facilities known as Mercurio #70(7)
10.11		Guaranty, dated January 26, 1999, by the Company for the lease of the Mexicali, Mexico facilities known as Avenue Galaxia #50(7)
10.12		Guaranty, dated January 26, 1999, by the Company for the lease of the Mexicali, Mexico facilities known as Mercurio #30(7)
10.13		Guaranty, dated December 10, 1999, by the Company for the lease, dated December 10, 1999(10)

10.14		Lease Agreement, dated September 1, 1997, between the Company and Watson Land Company for the facilities in Rancho Dominguez, California(5)
10.15
Lease Agreement, dated January 5, 1998, between Coastcast Tijuana, S. De R.L. De C.V. and Frederick Clarke Sanders, Jr., Frederick Sanders Flourie, Monique Sanders Flourie, Scott Michael Sanders Flourie and Carlo E. Muzquiz Davila for real estate in Tijuana, Baja California, Mexico(7)
10.16		Lease Guaranty Agreement, dated August 18, 1998, by the Company for the lease of the Tijuana facility(7)
10.17		Form of Indemnification Agreement(1)
10.18		Revolving Line of Credit Note, effective May 31, 2001, between the Company and Imperial Bank(14)
10.19	*	Amended and Restated Coastcast Corporation Selected Employees Pension Plan, dated October 1, 1987(1)
10.20	*	Amendment to the Coastcast Corporation Selected Employees Pension Plan, effective May 12, 1997(6)
10.21	*	Amendment to the Coastcast Corporation Selected Employees Pension Plan, effective June 12, 2000	43
10.22	*	Coastcast Corporation 401(k) Retirement Plan, effective January 1, 1996(2)
10.23	*	Coastcast Corporation Supplemental Executive Retirement Plan, effective September 1, 1996(3)
10.24	*	First Amendment to Coastcast Corporation Supplemental Executive Retirement Plan, effective September 1, 1996(3)
10.25	*	Second Amendment to Coastcast Corporation Supplemental Executive Retirement Plan, dated February 18, 1997(4)
10.26	*	Coastcast Corporation Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 1998(7)
10.27	*	Coastcast Corporation Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 1999(10)
10.28	*	Amended and Restated Trust Agreement by and between Coastcast Corporation and Imperial Trust Company, dated December 18, 1998(7)
10.29	*	Second Amendment to the Coastcast Corporation Grantor Trust(9)
10.30		Stock Purchase Agreement, dated April 22, 1999 between the Company and the selling shareholders of California Precision Aluminum Casting, Inc.(8)
21		Subsidiaries of the Company	45
23		Consent of Independent Auditors	46

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

(12)
Incorporated by reference to the exhibits to Form 8-A filed on November 1, 2000.

(13)
Incorporated by reference to the exhibits to Form 8-K filed on November 1, 2000.

(14)
Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended June 30, 2001.

QuickLinks

COASTCAST CORPORATION ANNUAL REPORT ON FORM 10-K for the fiscal year ended December 31, 2001
PART I
PART II
PART III
PART IV
SIGNATURES
INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
INDEPENDENT AUDITORS' REPORT
COASTCAST CORPORATION CONSOLIDATED BALANCE SHEETS
COASTCAST CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
COASTCAST CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended December 31, 2001, 2000 and 1999
COASTCAST CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
COASTCAST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
COASTCAST CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX