Form 10-Q
period 2002-03-31
COASTCAST CORP
filed 2002-05-09
CIK 914479

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

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

                             Yes  X                 No

At May 9, 2002 there were outstanding 7,635,042 shares of common stock, no par value.

                              COASTCAST CORPORATION
                                      INDEX


                                                                     Page
                                                                    Number

PART I. FINANCIAL INFORMATION:

Item 1. Financial Statements

        Condensed Consolidated Balance Sheets as of
        March 31, 2002 (Unaudited)
             and December 31, 2001                                    3

        Condensed Consolidated Statements of
        Operations for the Three Months
        Ended March 31, 2002 and 2001 (Unaudited)                     4

        Condensed Consolidated Statements of Cash Flows
        for the Three Months Ended
        March 31, 2002 and 2001 (Unaudited)                           5

        Notes to Condensed Consolidated Financial
        Statements (Unaudited)                                        6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           8

Item 3. Quantitative and Qualitative Disclosures
        about Market Risk                                             9


PART II. OTHER INFORMATION:

Item 5. Other Information                                             9

Item 6. Exhibits and Reports on Form 8-K                             10

                              COASTCAST CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         (Unaudited)
                                                                                           March 31,               December 31,
ASSETS                                                                                       2002                      2001

Current assets:
    Cash and cash equivalents                                                            $ 10,757,000             $ 13,248,000
    Accounts receivable, net of allowance for doubtful
         accounts of $200,000 at March 31, 2002 and
         December 31, 2001                                                                 10,448,000                7,293,000
    Inventories (Note 2)                                                                    9,974,000                9,319,000
    Prepaid expenses and other current assets                                               1,638,000                2,376,000
    Deferred income taxes                                                                     254,000                  264,000
             Total current assets                                                          33,071,000               32,500,000
Property, plant and equipment, net                                                         20,712,000               21,127,000
Deferred income taxes                                                                       2,346,000                2,346,000
Other assets                                                                                1,418,000                1,458,000
             Total assets                                                                $ 57,547,000             $ 57,431,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                      $ 2,667,000              $ 3,196,000
    Accrued liabilities                                                                     4,185,000                4,252,000
             Total current liabilities                                                      6,852,000                7,448,000
Long term liabilities                                                                       1,704,000                1,728,000
             Total liabilities                                                              8,556,000                9,176,000

Commitments and contingencies

Shareholders' equity:
    Series A Preferred stock, no par value, 200,000 shares
         authorized, none issued and outstanding                                                    -                        -
    Preferred stock, no par value, 1,800,000 shares
         authorized, none issued and outstanding                                                    -                        -
    Common stock, no par value, 20,000,000 shares
         authorized; 7,635,042 shares issued and
         outstanding as of March 31, 2002 and
         December 31, 2001                                                                 26,067,000               26,067,000
    Retained earnings                                                                      23,158,000               22,435,000
    Accumulated other comprehensive loss                                                    (234,000)                (247,000)
             Total shareholders' equity                                                    48,991,000               48,255,000
             Total liabilities and shareholders' equity                                   $57,547,000              $57,431,000



     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                        For the Three Months
                                                                                           Ended March 31,
                                                                             ---------------------------------------------
                                                                                    2002                     2001
                                                                             -------------------      --------------------

Sales                                                                          $     21,956,000         $      27,303,000
Cost of sales                                                                        19,064,000                26,776,000
                                                                             -------------------      --------------------
Gross profit                                                                          2,892,000                   527,000
Selling, general and administrative expenses                                          1,603,000                 1,844,000
                                                                             -------------------      --------------------
Income (loss) from operations                                                         1,289,000               (1,317,000)
Other income, net                                                                        34,000                   185,000
                                                                             -------------------      --------------------
Income (loss) before income taxes                                                     1,323,000               (1,132,000)
Provision (benefit) for income taxes                                                    600,000                 (475,000)
                                                                             -------------------      --------------------
Net income (loss)                                                              $        723,000         $       (657,000)
                                                                             ===================      ====================


NET INCOME (LOSS) PER SHARE (Note 3)
Net income (loss) per share - basic                                          $             0.09       $            (0.09)
                                                                             ===================      ====================
Weighted average shares outstanding                                                   7,635,042                 7,673,996
                                                                             ===================      ====================

Net income (loss) per share - diluted                                        $             0.09       $            (0.09)
                                                                             ===================      ====================
Weighted average shares outstanding - diluted                                         7,636,792                 7,673,996
                                                                             ===================      ====================


     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                     For the Three Months
                                                                                       Ended March 31,
                                                                            ---------------------------------------
                                                                                    2002                 2001
                                                                            -----------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

      Net income (loss)                                                     $        723,000     $        (657,000)
      Adjustments to reconcile net income (loss) to net
          cash used in operating activities:
          Depreciation and amortization                                            1,022,000             1,142,000
          Goodwill amortization and impairment                                      -                      231,000
          Loss on disposal of machinery and equipment                                  3,000                 1,000
          Deferred compensation                                                       75,000                75,000
          Pension liability                                                          (99,000)             -
          Deferred income taxes                                                       23,000               (45,000)
          Changes in operating assets and liabilities:
              Accounts receivable                                                 (3,155,000)           (3,306,000)
              Inventories                                                           (655,000)           (1,792,000)
              Prepaid expenses and other current assets                              738,000               551,000
              Accounts payable and accrued liabilities                              (596,000)              707,000
                                                                            -----------------    ------------------
                  Net cash used in operating activities                           (1,921,000)           (3,093,000)
                                                                            -----------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Purchase of property, plant and equipment                                     (625,000)           (1,236,000)
      Proceeds from disposal of machinery and equipment                               15,000              -
      Other assets                                                                    40,000                30,000
                                                                            -----------------    ------------------
                  Net cash used in investing activities                             (570,000)           (1,206,000)
                                                                            -----------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock upon
          exercise of options                                                       -                    410,000
      Dividend paid                                                                 -                (38,380,000)
                                                                            -----------------    ------------------
                  Net cash used in financing activities                             -                (37,970,000)
                                                                            -----------------    ------------------

      NET (DECREASE) IN CASH AND CASH
          EQUIVALENTS                                                             (2,491,000)          (42,269,000)
      CASH AND CASH EQUIVALENTS AT BEGINNING
          OF PERIOD                                                               13,248,000            52,168,000
                                                                            -----------------    ------------------
      CASH AND CASH EQUIVALENTS AT END
          OF PERIOD                                                         $     10,757,000     $       9,899,000
                                                                            =================    ==================



See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The interim condensed consolidated balance sheet as of March 31, 2002, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001 have been prepared by Coastcast Corporation (the "Company") and are unaudited. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2002, and for the period then ended.

Although the Company believes that the disclosure in the interim condensed consolidated financial statements is adequate for a fair presentation thereof, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The December 31, 2001 audited statements were included in the Company's annual report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 2001. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in that annual report.

The results of operations for the period ended March 31, 2002, are not necessarily indicative of the results for the full year.

2.  INVENTORIES

Inventories consisted of the following:


                                                           March 31,                      December 31,
                                                             2002                             2001
                                                    ------------------------         -----------------------
         Raw materials and supplies                            $  4,907,000                    $  5,009,000
         Tooling                                                    312,000                         245,000
         Work-in-process                                          4,086,000                       3,658,000
         Finished goods                                             669,000                         407,000
                                                    ------------------------         -----------------------
                                                                $ 9,974,000                     $ 9,319,000
                                                    ========================         =======================


3. EARNINGS PER SHARE

Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is based on the weighted average number of shares of common stock outstanding and dilutive potential common equivalent shares from stock options (using the treasury stock method).

4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consisted of the following:


                                                                                         For the Three Months
                                                                                           Ended March 31,
                                                                       --------------------------------------------------------
                                                                                2002                             2001
                                                                       ------------------------         -----------------------
         Net income (loss)                                                          $  723,000                    $  (657,000)
         Unrealized gain (loss) on investment, net of
              income tax expense                                                        13,000                        (26,000)
                                                                       ------------------------         -----------------------
         Comprehensive income (loss)                                                $  736,000                    $  (683,000)
                                                                       ========================         =======================


5.  SUBSEQUENT EVENT

The Company is experiencing a continuing diminishment of its golf clubhead market share due to the increasing use by our customers of suppliers in China. The products coming from China are at prices lower than those the Company is able to offer. As a result, sales to our major customers are declining.

We have also learned that a major customer, Callaway Golf, is in the process of acquiring certain assets of one of our former competitors for use in manufacturing golf clubheads. If this acquisition is completed, it may result in a further decline in business from Callaway.

The Company is taking aggressive steps to downsize its operations and reduce costs in order to remain profitable on much lower revenues. This will result in substantial consolidation charges which the Company expects to recognize over the rest of 2002 and possibly into 2003.

In February 2002, the New York Stock Exchange (NYSE) notified the Company that it had fallen below the NYSE's minimum equity and capitalization standards, and requested that the Company provide a business plan demonstrating how it intends to achieve and sustain compliance. According to the criteria, companies are required to have a minimum shareholders' equity of $50 million and a minimum market capitalization of $50 million over any consecutive 30-day trading period. Companies below these levels must submit a business plan for the NYSE's approval, demonstrating how the company anticipates meeting the standards within an eighteen-month period.

On April 18, 2002, the Company announced that it had submitted a plan to the NYSE setting forth the action that the Company intends to take to comply with the eligibility standards. After reviewing the plan, the Committee will either accept it (following which the Company will be subject to quarterly monitoring for compliance with the plan), or not (in which event the Company will be subject to NYSE trading suspension and delisting). The Company is evaluating its alternatives should the Company's shares cease being traded on the NYSE.

                              COASTCAST CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Three months ended March 31, 2002 compared with three months ended March 31, 2001:

Sales decreased $5.3 million, or 19.4%, to $22.0 million for the three months ended March 31, 2002 from $27.3 million for the three months ended March 31, 2001. The decrease was mostly due to a decrease in titanium golf clubhead sales.

Gross profit increased $2.4 million, to $2.9 million for 2002 from $.5 million for 2001. Gross profit margins increased to 13.2% in 2002 from 1.9% in 2001. The increase in gross profit margin was primarily due to significantly lower scrap rates in the titanium golf manufacturing operations in the first quarter of 2002 compared to the first quarter of 2001.

Selling, general and administrative expenses decreased $.2 million, or 11.1%, to $1.6 million for 2002 from $1.8 million for 2001. The decrease was mainly due to a decrease in payroll and related benefits.

SUBSEQUENT EVENT

The Company is experiencing a continuing diminishment of its golf clubhead market share due to the increasing use by our customers of suppliers in China. The products coming from China are at prices lower than those the Company is able to offer. As a result, sales to our major customers are declining.

We have also learned that a major customer, Callaway Golf, is in the process of acquiring certain assets of one of our former competitors for use in manufacturing golf clubheads. If this acquisition is completed, it may result in a further decline in business from Callaway.

The Company is taking aggressive steps to downsize its operations and reduce costs in order to remain profitable on much lower revenues. This will result in substantial consolidation charges which the Company expects to recognize over the rest of 2002 and possibly into 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position at March 31, 2002 was $10.7 million compared to $13.2 million on December 31, 2001, a decrease of $2.5 million. Net cash used by operating activities was $1.9 million for the three months ended March 31, 2002. Net cash used in operating activities was primarily due to a $3.2 million increase in receivables and a $.7 million increase in inventories partially offset by depreciation and amortization of $1.0 million and net income of $.7 million. Net cash used in investing activities of $.6 million consisted mainly of net capital expenditures for the three months ended March 31, 2002.

The Company maintains an unsecured revolving line of credit which allows the Company to borrow up to $5 million and which had no outstanding balance at March 31, 2002. This line of credit, which expires on May 31, 2002, bears interest at the bank's prime rate or LIBOR plus 2%. The Company expects to renew this line of credit in June 2002.

The Company has no long term debt. The Company believes that its current cash position and the ability to borrow should be adequate to meet its financing requirements for current operations and the foreseeable future.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

PART II.  OTHER INFORMATION

Item 5.  Other Information

The following business risks, as disclosed in Part II, Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" on Form 10-K for the fiscal year ended December 31, 2001, are hereby incorporated by reference as though set forth fully herein:

           Customer concentration
           Competition
           New products
           New materials and processes
           Manufacturing cost variations
           Dependence on manufacturing plants in Mexico
           Hazardous waste
           Dependence on discretionary consumer spending
           Seasonality; fluctuations in operating results
           Reliance on key personnel
           Shares eligible for future sale
           Fluctuations in Callaway Golf Company shares
           Adverse effect of increased energy costs
           Shareholders rights plan could discourage acquisition proposals.

In February 2002, the New York Stock Exchange (NYSE) notified the Company that it had fallen below the NYSE's minimum equity and capitalization standards, and requested that the Company provide a business plan demonstrating how it intends to achieve and sustain compliance. According to the criteria, companies are required to have a minimum shareholders' equity of $50 million and a minimum market capitalization of $50 million over any consecutive 30-day trading period. Companies below these levels must submit a business plan for the NYSE's approval, demonstrating how the company anticipates meeting the standards within an eighteen-month period.

On April 18, 2002, the Company announced that it had submitted a plan to the NYSE setting forth the action that the Company intends to take to comply with the eligibility standards. After reviewing the plan, the Committee will either accept it (following which the Company will be subject to quarterly monitoring for compliance with the plan), or not (in which event the Company will be subject to NYSE trading suspension and delisting). The Company is evaluating its alternatives should the Company's shares cease being traded on the NYSE.

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

        99 Pages 10-12 of Registrant's annual report on Form 10-K for the year ended December 31, 2001 (incorporated by reference to such Form 10-K filed with the Commission)

   (b)  Reports on Form 8-K:

         None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  COASTCAST CORPORATION




May 9, 2002          By               /s/ Norman Fujitaki
___________            __________________________________
  Dated              Norman Fujitaki
                     Chief Financial Officer (Duly Authorized and Principal
                     Financial Officer)



                                                              EXHIBIT 11

                                                        COASTCAST CORPORATION

                                               COMPUTATION OF PER SHARE EARNINGS (LOSS)

                                                             (UNAUDITED)
                                                                                      Three Months Ended March 31,
                                                                              ------------------------------------------
                                                                                       2002                    2001
                                                                              ------------------      ------------------

Common stock outstanding at beginning of period                                       7,635,042               7,641,769
Exercise of stock options                                                                     -                  34,273
                                                                              ------------------      ------------------
Common stock outstanding at end of period                                             7,635,042               7,676,042
                                                                              ==================      ==================

Weighted average shares outstanding, for computation of basic EPS                     7,635,042               7,673,996

Dilutive effect of stock options after application of treasury stock method               1,750                       -
                                                                              ------------------      ------------------

Total diluted weighted average shares outstanding, for computation of
   Diluted earnings per share                                                         7,636,792               7,673,996
                                                                              ==================      ==================

Net income (loss)                                                                    $  723,000            $  (657,000)
                                                                              ==================      ==================

Net income (loss) per common share - basic                                               $ 0.09                $ (0.09)
                                                                              ==================      ==================

Net income (loss) per common and common equivalent share - diluted                       $ 0.09                $ (0.09)
                                                                              ==================      ==================

