Form 10-Q
period 2002-06-30
COASTCAST CORP
filed 2002-08-14
CIK 914479

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

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

At August 14, 2002 there were outstanding 7,635,042 shares of common stock, no par value.




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

Item 1.  Financial Statements
Condensed Consolidated Balance Sheets as of  June 30, 2002 (Unaudited) and  December 31, 2001                           3

Condensed Consolidated Statements of Operations (Unaudited)
   Three Months Ended June 30, 2002 and 2001                                                                            4
   Six Months Ended June 30, 2002 and 2001                                                                              5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
   June 30, 2002 and 2001 (Unaudited)                                                                                   6

Notes to Condensed Consolidated Financial Statements (Unaudited)                                                        7


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                         11

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                    12

PART II. OTHER INFORMATION:

Item 4.  Submission of Matter to a Vote of Securities Holders                                                          13

Item 5.  Other Information                                                                                             13

Item 6.  Exhibits and Reports on Form 8-K                                                                              14

Forward Looking Statements


This document includes certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on management's current expectations and are subject to uncertainty and changes in circumstances. Actual results may differ materially from these expectations due to changes in political, economic, business, competitive, market and regulatory factors.


                              COASTCAST CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)
                                                                  June 30,                     December 31,
                                                                    2002                           2001
                                                          ------------------------       ----------------------
                                      A S S E T S
Current assets:
   Cash and cash equivalents                                          $ 14,354,000                  $ 13,248,000
   Trade accounts receivable, net
    of allowance for doubtful accounts of $200,000
    at June 30, 2002 and at December 31, 2001                            8,009,000                     7,293,000
   Inventories (Note 2)                                                  7,414,000                     9,319,000
   Prepaid expenses and other current assets                             3,069,000                     2,376,000
   Deferred income taxes                                                         -                       264,000
                                                          ------------------------        ----------------------
        Total current assets                                            32,846,000                    32,500,000
Property, plant and equipment, net                                      17,945,000                    21,127,000
Deferred income taxes                                                            -                     2,346,000
Other assets                                                             1,455,000                     1,458,000
                                                          ------------------------        ----------------------
                                                                       $52,246,000                  $ 57,431,000
                                                          ========================        ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $ 2,749,000                   $ 3,196,000
   Accrued liabilities                                                   3,070,000                     4,252,000
                                                          ------------------------        ----------------------
        Total current liabilities                                        5,819,000                     7,448,000
Long term liabilities                                                    1,769,000                     1,728,000
                                                          ------------------------        ----------------------
        Total liabilities                                                7,588,000                     9,176,000
                                                          ------------------------        ----------------------
Commitments and contingencies
Shareholders' Equity:
   Preferred stock, no par value, 2,000,000 shares
 authorized; none issued and outstanding
   Common stock, no par value, 20,000,000 shares
    authorized; 7,635,042 shares issued and outstanding                 26,067,000                    26,067,000
Retained earnings                                                       19,015,000                    22,435,000
Accumulated other comprehensive loss                                     (424,000)                     (247,000)
                                                          ------------------------        ----------------------
        Total shareholders' equity                                      44,658,000                    48,255,000
                                                          ------------------------        ----------------------
                                                                      $ 52,246,000                  $ 57,431,000
                                                          ========================        ======================


     See accompanying notes to condensed consolidated financial statements.



                              COASTCAST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             ---------------------------------------------------
                                                                               For the Three Months
                                                                                  Ended June 30,
                                                             ---------------------------------------------------
                                                                      2002                          2001
                                                             ---------------------         ---------------------
Sales                                                           $       19,945,000            $       32,184,000
Cost of sales                                                           18,172,000                    30,548,000
                                                             ---------------------         ---------------------
Gross profit                                                             1,773,000                     1,636,000
Selling, general and administrative expenses                             1,468,000                     1,820,000
Impairment of fixed assets                                               1,750,000                             -
Restructuring charges
 - employee termination benefits                                         1,433,000                             -
                                                             ---------------------         ---------------------
Loss from operations                                                    (2,878,000)                     (184,000)
Other income, net                                                           95,000                        44,000
                                                             ---------------------         ---------------------
Loss before income taxes                                                (2,783,000)                     (140,000)
Provision for income taxes                                               1,360,000                       192,000
                                                             ---------------------         ---------------------
Net loss                                                         $      (4,143,000)            $        (332,000)
                                                             =====================         =====================

NET LOSS PER SHARE (Note 3)
Net loss per share - basic                                     $             (0.54)          $             (0.04)
                                                             =====================         =====================
Weighted average shares outstanding                                      7,635,042                     7,676,042
                                                             =====================         =====================

Net loss per share - diluted                                   $             (0.54)         $             (0.04)
                                                             =====================         =====================
Weighted average shares outstanding - diluted                            7,635,042                     7,676,042
                                                             =====================         =====================



     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                         ------------------------------------------------
                                                                                       For the Six Months
                                                                                         Ended June 30,
                                                                         ------------------------------------------------
                                                                                 2002                       2001
                                                                         ---------------------      ---------------------
Sales                                                                    $         41,901,000       $         59,487,000
Cost of sales                                                                      37,236,000                 57,324,000
                                                                         ---------------------      ---------------------
Gross profit                                                                        4,665,000                  2,163,000
Selling, general and administrative expenses                                        3,071,000                  3,664,000
Impairment of fixed assets                                                          1,750,000                          -
Restructuring charges - employee termination benefits                               1,433,000                          -
                                                                         ---------------------      ---------------------
Loss from operations                                                              (1,589,000)                (1,501,000)
Other income, net                                                                     129,000                    229,000
                                                                         ---------------------      ---------------------
Loss before income taxes                                                          (1,460,000)                (1,272,000)
Provision (benefit) for income taxes                                                1,960,000                  (283,000)
                                                                         ---------------------      ---------------------
Net loss                                                                 $        (3,420,000)       $          (989,000)
                                                                         =====================      =====================

NET LOSS PER SHARE (Note 3)
Net loss per share - basic                                               $             (0.45)       $             (0.13)
                                                                         =====================      =====================
Weighted average shares outstanding                                                 7,635,042                  7,675,024
                                                                         =====================      =====================

Net loss per share - diluted                                             $             (0.45)       $             (0.13)
                                                                         =====================      =====================
Weighted average shares outstanding - diluted                                       7,635,042                  7,675,024
                                                                         =====================      =====================



     See accompanying notes to condensed consolidated financial statements.







                              COASTCAST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   For the Six Months
                                                                                                     Ended June 30,
                                                                                          --------------------------------------
                                                                                              2002                      2001
                                                                                          ------------              ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                            $(3,420,000)               $ (989,000)
      Adjustments to reconcile net loss to net cash
           provided by (used in) operating activities:
           Depreciation and amortization                                                    2,105,000                 2,273,000
           Goodwill amortization and impairment                                                     -                   231,000
           Impairment of fixed assets                                                       1,750,000                         -
           Loss on disposal of machinery and equipment                                         26,000                   244,000
           Deferred compensation                                                              140,000                   150,000
           Pension liability                                                                  (99,000)                        -
           Deferred income taxes                                                            2,433,000                         -
           Changes in operating assets and liabilities:
                Trade accounts receivable                                                    (716,000)               (3,981,000)
                Inventories                                                                 1,905,000                (3,375,000)
                Prepaid expenses and other current assets                                    (693,000)                  810,000
                Accounts payable and accrued liabilities                                     (896,000)                  907,000
                                                                                          -----------               -----------
                    Net cash provided by (used in) operating activities                     2,535,000                (3,730,000)
                                                                                          -----------               -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                                            (1,485,000)               (1,690,000)
      Proceeds from disposal of machinery and equipment                                        53,000                 1,026,000
      Other assets                                                                              3,000                         -
                                                                                          -----------               -----------
                    Net cash used in investing activities                                  (1,429,000)                 (664,000)
                                                                                          -----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock upon exercise of
           options net of related tax benefit                                                       -                   410,000
      Dividends paid                                                                                -               (40,376,000)
                                                                                          -----------               -----------
                    Net cash used in financing activities                                           -               (39,966,000)
                                                                                          -----------               -----------
      NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                                                                 1,106,000               (44,360,000)
      CASH AND CASH EQUIVALENTS AT BEGINNING
           OF PERIOD                                                                       13,248,000                52,168,000
                                                                                          -----------               -----------
      CASH AND CASH EQUIVALENTS AT END
           OF PERIOD                                                                      $14,354,000               $ 7,808,000
                                                                                          ===========               ===========

     See accompanying notes to condensed consolidated financial statements.

                              COASTCAST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2002, the related condensed consolidated statements of operations for the three and six months and cash flows for the six months ended June 30, 2002 and 2001 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise noted) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2002 and for the periods then ended.

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

The results of operations for the periods ended June 30, 2002 are not necessarily indicative of the results for the full year.

2.  INVENTORIES


Inventories consisted of the following:
                                                                                         June 30,                December 31,
                                                                                           2002                      2001
                                                                                     ----------------         ------------------
           Raw materials and supplies                                                      $4,438,000             $  5,009,000
           Tooling                                                                            239,000                  245,000
           Work-in-process                                                                  2,458,000                3,658,000
           Finished goods                                                                     279,000                  407,000
                                                                                       --------------           --------------

                                                                                           $7,414,000               $9,319,000
                                                                                           ==========              ===========


3.  EARNINGS PER SHARE

Basic and diluted net loss per share is based on the weighted average number of shares of common stock outstanding.



4. COMPREHENSIVE LOSS

Comprehensive loss consisted of the following:

                                                      Three Months                    Six Months
                                                      Ended June 30,                  Ended June 30,
                                               --------------------------    -----------------------------
                                                  2002           2001            2002            2001
                                               -----------   ------------    -------------   -------------
Net loss                                       $(4,143,000)    $ (332,000)     $(3,420,000)      $(989,000)
Unrealized gain (loss) on investments              (14,000)        26,000           (1,000)              -
Excess of additional pension
liability over unrecognized prior service cost    (176,000)             -         (176,000)              -
                                               -----------   ------------    -------------   -------------
Comprehensive loss                             $(4,333,000)     $(306,000)     $(3,597,000)      $(989,000)
                                               ===========   ============    =============   =============

5.         BUSINESS SEGMENTS

The Company's management has organized its operations into 2 business segments:
Golf and Non-Golf. The following tables set forth summarized financial information on the Company's reportable segments:


                                                      Three Months                    Six Months
                                                      Ended June 30,                  Ended June 30,
                                               --------------------------      ---------------------------
                                                  2002           2001              2002          2001
                                               -----------    -----------      -----------     -----------
Net sales:
Golf                                           $17,255,000    $29,244,000      $36,840,000     $53,593,000
Non-golf                                         2,690,000      2,940,000        5,061,000       5,894,000
                                               -----------    -----------      -----------     -----------
Total net sales                                 19,945,000     32,184,000       41,901,000      59,487,000
                                               -----------    -----------      -----------     -----------

Loss from operations:
Golf                                            (2,857,000)      (117,000)      (1,384,000)     (1,417,000)
Non-golf                                           (21,000)       (67,000)        (205,000)        (84,000)
                                               -----------    -----------      -----------     -----------
Total loss from operations                     $(2,878,000)    $ (184,000)     $(1,589,000)    $(1,501,000)
                                               ===========    ===========      ===========     ===========


                                                 June 30,     December 31,
                                                  2002           2001
                                               -----------    -----------
Identifiable assets:
Golf                                           $29,944,000    $34,057,000
Non-golf                                         5,120,000      5,484,000
Corporate                                       17,182,000     17,890,000
                                               -----------    -----------
Total identifiable assets                      $52,246,000    $57,431,000
                                               ===========    ===========


The impairment of fixed assets and the restructuring charges for employee termination benefits were included in the Golf business segment (See Note 6).

6.  FIXED ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING CHARGES

The Company continues to experience a diminishment of its golf clubhead sales and market share due principally to the increasing use by our customers of suppliers in China. The products coming from China are at prices lower than those the Company is able to offer. As a result, the Company has reviewed its long lived assets for impairment, experienced workforce reductions and recorded other restructuring charges.

Fixed Asset Impairment - The Company specifically identified fixed assets which were not in use and expected to be disposed of. During the second quarter of 2002, the Company recorded an impairment charge of $1,750,000 representing the difference between the carrying value of the assets to their estimated fair value as of June 30, 2002.

Employee Severance - During the second quarter of 2002, the Company recorded employee termination benefits of $1,433,000, representing 808 and 70 employees who were involuntarily terminated at the Company's facilities in Mexico and California, respectively. The amount of termination benefits paid as of June 30, 2002 was $1,311,000 and the remaining $122,000 was paid in July 2002.

CPAC Operations - In December 2001, the Company ceased the operations of its subsidiary, California Precision Aluminum Castings, Inc. ("CPAC"), which manufactured aluminum turbocharger compressor wheels for automotive applications. An accrual of $775,000 for various exit activities was recorded as of December 31, 2001. As of June 30, 2002, the remaining accrual was $77,000 related to expected charges to operations in the last half of fiscal 2002.

Mexicali Lease - In December 2001, the Company decided to abandon one of the Company's four leased facilities in Mexicali, Mexico. An accrual of $375,000 representing the estimated total lease obligation, net of estimated sublet income, was recorded as of December 31, 2001. As of June 30, 2002, the remaining accrual was $319,000.

The Company is continuing the process of consolidation and downsizing. The Company expects further significant restructuring charges to occur during the third quarter. This process is expected to be substantially complete by the end of the third quarter.

7.  OTHER

In February 2002, the New York Stock Exchange (NYSE) notified the Company that it had fallen below the NYSE's minimum equity and capitalization standards, and requested that the Company provide a business plan demonstrating how it intends to achieve and sustain compliance. In April 2002, the Company announced that it had submitted a plan to the NYSE setting forth the action that the Company intends to take to comply with the eligibility standards. In early June 2002, the NYSE Committee accepted the Company's business plan, which subjects the Company to a formal quarterly monitoring process.

The Company intends to submit a quarterly update to the NYSE shortly after the Form 10-Q has been filed which will be subject to the NYSE Committee review. After reviewing the quarterly update, the Committee will either accept and continue the quarterly monitoring process or will suspend trading and delist the Company. The Company is evaluating its alternatives should the Company's shares cease being traded on the NYSE. In the event that the NYSE suspends trading and delists the Company, shareholders liquidity will be negatively impacted which could have an adverse effect on the market price per share.

Recent Accounting Pronouncements - In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and will be effective for the Company for exit or disposal activities initiated after December 31, 2002. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operation.

                              COASTCAST CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales decreased 38.2% and 29.6% to $19.9 million and $41.9 million for the three and six months ended June 30, 2002, respectively, from $32.2 million and $59.5 million for the three and six months ended June 30, 2001, respectively. The decline in sales was mainly due to a 41% and 31.3% decrease in golf sales for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001, respectively. The Company believes that this decrease in sales of golf clubheads resulted principally from the loss of market share to Chinese competitors which are able to offer lower prices because of their lower labor costs.

Gross profit increased to $1.8 million and $4.7 million for the three and six months ended June 30, 2002, respectively, from $1.7 million and $2.2 million for the three and six months ended June 30, 2001, respectively. The gross profit margin increased to 8.9% and 11.1% for the three months and six months ended June 30, 2002, respectively, from 5.1% and 3.6% for the three and six months ended June 30, 2001, respectively. The increase in gross margin was primarily due to high scrap rates incurred in the titanium golf clubheads manufacturing operations during 2001 and the cost reductions from employee terminations incurred during the second quarter of 2002.

The Company continues to experience a diminishment of its golf clubhead sales and market share due principally to the increasing use by our customers of suppliers in China. The products coming from China are at prices lower than those the Company is able to offer. As a result, the Company has reviewed its long lived assets for impairment, experienced workforce reductions and recorded other restructuring charges.

Fixed Asset Impairment - The Company specifically identified fixed assets which were not in use and expected to be disposed of. During the second quarter of 2002, the Company recorded an impairment charge of $1.8 million, representing the difference between the carrying value of the assets to their estimated fair value as of June 30, 2002.

Employee Severance - During the second quarter of 2002, the Company recorded employee termination benefits of $1.4 million, representing 808 and 70 employees who were involuntarily terminated at the Company's facilities in Mexico and California, respectively. The amount of termination benefits paid as of June 30, 2002 was $1.3 million and the remaining $.1 million was paid in July 2002.

CPAC Operations - In December 2001, the Company ceased the operations of its subsidiary, California Precision Aluminum Castings, Inc. ("CPAC"), which manufactured aluminum turbocharger compressor wheels for automotive applications. An accrual of $.8 million for various exit activities was recorded as of December 31, 2001. As of June 30, 2002, the remaining accrual was $.1 million related to expected charges to operations in the last half of fiscal 2002.

Mexicali Lease - In December 2001, the Company decided to abandon one of the Company's four leased facilities in Mexicali, Mexico. An accrual of $.4 million representing the estimated total lease obligation, net of estimated sublet income, was recorded as of December 31, 2001. As of June 30, 2002, the remaining accrual was $.3 million.

The Company is continuing the process of consolidation and downsizing. The Company expects further significant restructuring charges to occur during the third quarter. This process is expected to be substantially complete by the end of the third quarter.

A full valuation allowance on the deferred tax asset balance of $2.4 million was charged to provision for income taxes for the quarter ended June 30, 2002.

The effective tax rate, excluding the deferred tax asset charge, for the six months ended June 30, 2002 was 32.5% compared to 22.2% for the comparable prior year period. The increase in tax rate was mainly due to non-deductible expenses for Mexico and non-deductible goodwill amortization in the US in 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position at June 30, 2002 was $14.4 million compared to $13.3 million on December 31, 2001, an increase of $1.1 million. Net cash provided by operating activities was $2.5 million for the six months ended June 30, 2002. The net cash provided by operating activities included the write-off of the deferred tax asset of $2.4 million, depreciation and amortization of $2.1, a decrease in inventories of $1.9 million and the impairment of fixed assets of $1.8 million partially offset by a net loss of $3.4 million, a decrease in accounts payable and accrued liabilities of $.9 million, an increase in receivables of $.7 million and an increase in prepaid expenses and other current assets of $.7 million. Net cash used in investing activities of $1.4 million consisted mainly of $1.5 million of net capital expenditures.

In December 1999, the Board of directors authorized the repurchase of up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. For the six months ended June 30, 2002, no shares were repurchased under this authorization. As of June 30, 2002, there are 747,842 shares remaining to be purchased under this authorization.

The Company has no long term debt. In response to declining sales, the Company reduced its workforce and has taken other steps in an effort to maintain its current cash position. The Company expects further significant workforce reductions and restructuring charges to occur during the third quarter of 2002. The Company believes that its current cash position and cash flow from operations should be adequate to meet its financing requirements for the foreseeable future.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

                              COASTCAST CORPORATION

PART II.  OTHER INFORMATION

Item 4.  Submission of Matter to a Vote of Securities Holders

The Company held its annual meeting of shareholders on June 5, 2002. The following matters were voted on and approved by the shareholders.

1.         Election of Directors to hold office until the 2003 Annual Meeting:


                                 Votes For                        Votes Withheld
                                 ---------                        --------------
Hans H. Buehler                  7,439,135                           87,871
Robert H. Goon                   7,446,221                           87,785
Edwin A. Levy                    7,463,521                           63,485
Gary V. Meloni                   7,463,821                           63,185
Lee E. Mikles                    7,462,921                           64,085
Paul A. Novelly                  7,330,321                          196,685
Luann G. Smith                   7,463,921                           63,085


2. Approval of proposal to amend Coastcast Corporation's Articles of Incorporation to effect a one-for-three reverse stock split of the issued and outstanding shares of Coastcast Corporation common stock at the discretion of the Board of Directors: holders of 7,373,724 shares voted for the proposal, holders of 130,812 shares voted against the proposal, and holders of 22,470 shares abstained from voting on such proposal.

Item 5.  Other Information

The following business risks, as disclosed in Part II, Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" on Form 10-K for the fiscal year ended December 31, 2001, are hereby incorporated by reference as though set forth fully herein:

           Customer concentration
           Competition
           New products
           New materials and processes
           Manufacturing cost variations
           Dependence on manufacturing plants in Mexico
           Hazardous waste
           Dependence on discretionary consumer spending
           Seasonality; fluctuations in operating results
           Reliance on key personnel
           Shares eligible for future sale
           Fluctuations in Callaway Golf Company share values
           Adverse effect of increase in energy costs
           Shareholder rights plan could discourage acquistion proposals.

In February 2002, the New York Stock Exchange (NYSE) notified the Company that it had fallen below the NYSE's minimum equity and capitalization standards, and requested that the Company provide a business plan demonstrating how it intends to achieve and sustain compliance. In April 2002, the Company announced that it had submitted a plan to the NYSE setting forth the action that the Company intends to take to comply with the eligibility standards. In early June 2002, the NYSE Committee accepted the Company's business plan, which subjects the Company to a formal quarterly monitoring process.

The Company intends to submit a quarterly update to the NYSE shortly after the Form 10-Q has been filed which will be subject to the NYSE Committee review. After reviewing the quarterly update, the Committee will either accept and continue the quarterly monitoring process or will suspend trading and delist the Company. The Company is evaluating its alternatives should the Company's shares cease being traded on the NYSE. In the event that the NYSE suspends trading and delists the Company, shareholders liquidity will be negatively impacted which could have an adverse effect on the market price per share.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits:

               3.1.1 Articles of Incorporation of the Company, as amended (1)

               3.1.2 Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6,
                     1993(1)

                 3.2 Bylaws of the Company, as amended April 19, 2001 (2)

                  11 Statement re: computation of per share earnings

                99.1 Pages 10-12 of Registrant's Annual Report on Form 10-K for
                     the year ended December 31, 2001 (incorporated by reference to such Form 10-K filed with the Commission)

            ----------------------------------------------

                    (1) Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (Registration No. 33-71294) filed on November 17, 1993, Amendment No. 2 filed on December 1, 1993, and Amendment No. 3 filed on December 9, 1993

                    (2) Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended June 30, 2001

           (b)  Reports on Form 8-K:

                None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CERTIFICATION

Each of the undersigned hereby certifies in his capacity as an officer of Coastcast Corporation (the "Company") that the Quarterly Report of the Company on Form 10-Q for the periods ended June 30, 2002 fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Company at the end of such period and the results of operations of the Company for such periods.


                                      COASTCAST CORPORATION


August 14, 2002                       By                   /s/ Hans H. Buehler
-----------------                       --------------------------------------
Dated                                 Hans H. Buehler
                                      Chief Executive Officer (Duly Authorized
                                      and Principal Executive Officer)


August 14, 2002                       By                   /s/ Norman Fujitaki
---------------                         --------------------------------------
Dated                                 Norman Fujitaki
                                      Chief Financial Officer (Duly Authorized
                                      and Principal Financial Officer)



                              COASTCAST CORPORATION
                        COMPUTATION OF PER SHARE EARNINGS
                                   (UNAUDITED)


                                                     Three Months                      Six Months
                                                     Ended June 30,                    Ended June 30,
                                               --------------------------      ---------------------------
                                                  2002           2001              2002           2001
                                               -----------    -----------      -----------     -----------
Common stock outstanding
 at beginning of period                          7,635,042      7,676,042        7,635,042       7,641,769
 Exercise of options                                     -              -                -          34,273
                                               -----------    -----------      -----------     -----------
Common stock outstanding at end of period        7,635,042      7,676,042        7,635,042       7,676,042
                                               ===========    ===========      ===========     ===========

Weighted average shares outstanding,
   for computation of basic earnings per share   7,635,042      7,676,042        7,635,042       7,675,024

Dilutive effect of stock options after
 application of Treasury stock method                    -             -                 -               -
                                               -----------    -----------      -----------     -----------

Total diluted weighted average
 shares outstanding, for
 computation of diluted earnings per share       7,635,042      7,676,042        7,635,042       7,675,024
                                               ===========    ===========      ===========     ===========

Net loss                                       $(4,143,000)     $(332,000)     $(3,420,000)      $(989,000)
                                               ===========    ===========      ===========     ===========

Net loss per common share - basic                    $(.54)         $(.04)          $ (.45)         $ (.13)
                                               ===========    ===========      ===========     ===========

Net loss per share common share - diluted           $ (.54)         $(.04)          $ (.45)         $ (.13)
                                               ===========    ===========      ===========     ===========




                                   Exhibit 11