Form 10-Q
period 2002-09-30
COASTCAST CORP
filed 2002-11-14
CIK 914479

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

At November 14, 2002 there were outstanding 7,635,042 shares of common stock, no par value.

                              COASTCAST CORPORATION
                                      INDEX


                                                                                                                         Page
                                                                                                                        Number

PART I.  FINANCIAL INFORMATION:

Item 1.  Financial Statements

       Condensed Consolidated Balance Sheets as of  September 30, 2002
             (Unaudited) and December 31, 2001                                                                            3

       Condensed Consolidated Statements of Operations (Unaudited)
             Three Months Ended September 30, 2002 and 2001                                                               4
             Nine Months Ended September 30, 2002 and 2001                                                                5

       Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 2002 and 2001 (Unaudited)                                                                      6

       Notes to Condensed Consolidated Financial Statements (Unaudited)                                                   7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
        of Operations                                                                                                    12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                                      15

Item 4.  Controls and Procedures                                                                                         15

PART II. OTHER INFORMATION:

Item 5.  Other Information                                                                                               17

Item 6.  Exhibits and Reports on Form 8-K                                                                                17

Signatures                                                                                                               19
Certifications                                                                                                           20



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




                              COASTCAST CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             (Unaudited)
                                                                            September 30,                   December 31,
                                                                                 2002                           2001
                                                                       -------------------------       -----------------------
                                      A S S E T S
Current assets:
   Cash and cash equivalents                                                       $ 17,619,000                  $ 13,248,000
   Trade accounts receivable, net of allowance for doubtful
     accounts of $200,000 at September 30, 2002 and
     at December 31, 2001                                                             3,806,000                     7,293,000
   Inventories (Note 2)                                                               5,636,000                     9,319,000
   Prepaid expenses and other current assets                                          3,541,000                     2,376,000
   Deferred income taxes                                                                      -                       264,000
   Assets held for sale                                                               5,672,000                     8,600,000
                                                                       -------------------------       -----------------------
        Total current assets                                                         36,274,000                    41,100,000
Property, plant and equipment, net                                                    9,903,000                    12,527,000
Deferred income taxes                                                                         -                     2,346,000
Other assets                                                                          1,219,000                     1,458,000
                                                                       -------------------------       -----------------------
                                                                                    $47,396,000                  $ 57,431,000
                                                                       =========================       =======================

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                 $ 1,841,000                   $ 3,196,000
   Accrued liabilities                                                                3,878,000                     4,252,000
                                                                       -------------------------       -----------------------
        Total current liabilities                                                     5,719,000                     7,448,000
Long term liabilities                                                                 2,181,000                     1,728,000
                                                                       -------------------------       -----------------------
        Total liabilities                                                             7,900,000                     9,176,000
                                                                       -------------------------       -----------------------
Commitments and contingencies
Shareholders' Equity:
   Preferred stock, no par value, 2,000,000 shares authorized;
     none issued and outstanding
   Common stock, no par value, 20,000,000 shares authorized;
     7,635,042 shares issued and outstanding                                         26,067,000                    26,067,000
Retained earnings                                                                    14,400,000                    22,435,000
Accumulated other comprehensive loss                                                  (971,000)                     (247,000)
                                                                       -------------------------       -----------------------
        Total shareholders' equity                                                   39,496,000                    48,255,000
                                                                       -------------------------       -----------------------
                                                                                   $ 47,396,000                  $ 57,431,000
                                                                       =========================       =======================


See accompanying notes to condensed consolidated financial statements.








                              COASTCAST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     ------------------------------------------------
                                                                                  For the Three Months
                                                                                   Ended September 30,
                                                                     ------------------------------------------------
                                                                             2002                       2001
                                                                     ---------------------      ---------------------

Sales                                                                  $       12,436,000         $       31,197,000
Cost of sales                                                                  12,717,000                 27,942,000
                                                                     ---------------------      ---------------------
Gross (loss) profit                                                             (281,000)                  3,255,000
Selling, general and administrative expenses                                    1,176,000                  1,654,000
Impairment of fixed assets                                                      1,724,000                  -
Restructuring charges                                                           2,170,000                  -
                                                                     ---------------------      ---------------------
(Loss) income from operations                                                 (5,351,000)                  1,601,000
Other (expense) income, net                                                      (49,000)                    112,000
                                                                     ---------------------      ---------------------
(Loss) income before income taxes                                             (5,400,000)                  1,713,000
(Benefit) provision for income taxes                                            (785,000)                    525,000
                                                                     ---------------------      ---------------------
Net (loss) income                                                      $      (4,615,000)         $        1,188,000
                                                                     =====================      =====================

NET (LOSS) INCOME PER SHARE (Note 3)
Net (loss) income per share - basic                                  $             (0.60)       $               0.16
                                                                     =====================      =====================
Weighted average shares outstanding                                             7,635,042                  7,661,335
                                                                     =====================      =====================

Net (loss) income per share - diluted                                $             (0.60)       $               0.16
                                                                     =====================      =====================
Weighted average shares outstanding - diluted                                   7,635,042                  7,661,383
                                                                     =====================      =====================


See accompanying notes to condensed consolidated financial statements.






                              COASTCAST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          ------------------------------------------------
                                                                        For the Nine Months
                                                                        Ended September 30,
                                                          ------------------------------------------------
                                                                  2002                       2001
                                                          ---------------------      ---------------------

Sales                                                     $         54,337,000       $         90,684,000
Cost of sales                                                       49,953,000                 85,266,000
                                                          ---------------------      ---------------------
Gross profit                                                         4,384,000                  5,418,000
Selling, general and administrative expenses                         4,247,000                  5,318,000
Impairment of fixed assets                                           3,474,000                  -
Restructuring charges                                                3,603,000                  -
                                                          ---------------------      ---------------------
(Loss) income from operations                                      (6,940,000)                    100,000
Other income, net                                                       80,000                    341,000
                                                          ---------------------      ---------------------
(Loss) income before income taxes                                  (6,860,000)                    441,000
Provision for income taxes                                           1,175,000                    242,000
                                                          ---------------------      ---------------------
Net (loss) income                                         $        (8,035,000)       $            199,000
                                                          =====================      =====================

NET (LOSS) INCOME PER SHARE (Note 3)
Net (loss) income per share - basic                       $             (1.05)       $               0.03
                                                          =====================      =====================
Weighted average shares outstanding                                  7,635,042                  7,670,411
                                                          =====================      =====================

Net (loss) income per share - diluted                     $             (1.05)       $               0.03
                                                          =====================      =====================
Weighted average shares outstanding - diluted                        7,635,042                  7,680,793
                                                          =====================      =====================



See accompanying notes to condensed consolidated financial statements.




                              COASTCAST CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                For the Nine Months
                                                                                                 Ended September 30,
                                                                                 -----------------------------------------------
                                                                                         2002                     2001
                                                                                 ---------------------    ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                                          $         (8,035,000)    $             199,000
      Adjustments to reconcile net (loss) income to net cash
           provided by (used in) operating activities:
           Depreciation and amortization                                                    3,074,000                 3,313,000
           Goodwill amortization and impairment                                             -                           231,000
           Impairment of fixed assets                                                       3,474,000                 -
           Loss on disposal of machinery and equipment                                         44,000                   241,000
           Deferred compensation                                                              152,000                   202,000
           Deferred income taxes                                                            2,434,000                   (63,000)
           Changes in operating assets and liabilities:
                Trade accounts receivable                                                   3,487,000                (4,612,000)
                Inventories                                                                 3,683,000                (2,539,000)
                Prepaid expenses and other current assets                                  (1,165,000)                1,184,000
                Accounts payable and accrued liabilities                                   (1,305,000)                  242,000
                                                                                 ---------------------    ----------------------
                    Net cash provided by (used in) operating activities                     5,843,000                (1,602,000)
                                                                                 ---------------------    ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property, plant and equipment                                            (1,627,000)               (2,234,000)
      Proceeds from disposal of machinery and equipment                                        64,000                 1,029,000
      Other assets                                                                             91,000                    90,000
                                                                                 ---------------------    ----------------------
                    Net cash used in investing activities                                  (1,472,000)               (1,115,000)
                                                                                 ---------------------    ----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of common stock upon exercise of
           options net of related tax benefit                                               -                           410,000
      Repurchase of common stock                                                            -                          (223,000)
      Dividends paid                                                                        -                       (40,376,000)
                                                                                 ---------------------    ----------------------
                    Net cash used in financing activities                                   -                       (40,189,000)
                                                                                 ---------------------    ----------------------
      NET INCREASE (DECREASE) IN CASH AND
           CASH EQUIVALENTS                                                                 4,371,000               (42,906,000)
      CASH AND CASH EQUIVALENTS AT BEGINNING
           OF PERIOD                                                                       13,248,000                52,168,000
                                                                                 ---------------------    ----------------------
      CASH AND CASH EQUIVALENTS AT END
           OF PERIOD                                                             $         17,619,000     $           9,262,000
                                                                                 =====================    ======================

See accompanying notes to condensed consolidated financial statements.


                              COASTCAST CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of September 30, 2002, the related condensed consolidated statements of operations for the three and nine months and cash flows for the nine months ended September 30, 2002 and 2001 have been prepared by Coastcast Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise noted) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at September 30, 2002 and for the periods then ended.

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

The results of operations for the periods ended September 30, 2002 are not necessarily indicative of the results for the full year.

Certain amounts in the prior year's financial statements have been reclassified to conform to the September 30, 2002 presentation.

2.  INVENTORIES



Inventories consisted of the following:
                                                                                      September 30,              December 31,
                                                                                           2002                      2001
                                                                                     ----------------         ------------------

           Raw materials and supplies                                                      $3,694,000             $  5,009,000
           Tooling                                                                            228,000                  245,000
           Work-in-process                                                                  1,428,000                3,658,000
           Finished goods                                                                     286,000                  407,000
                                                                                       --------------           --------------

                                                                                           $5,636,000               $9,319,000
                                                                                           ==========              ===========

3.  EARNINGS PER SHARE

Basic net (loss) income per share is based on the weighted average number of shares of common stock outstanding. Diluted net (loss) income per share is based on the weighted average number of shares of common stock outstanding and dilutive potential common equivalent shares from stock options (using the treasury stock method).

4.         COMPREHENSIVE (LOSS) INCOME

 Comprehensive (loss) income consisted of the following:


                                                Three Months                                      Nine Months
                                              Ended September 30,                               Ended September 30,
                               -------------------------------------------------    -------------------------------------------
                                        2002                       2001                    2002                   2001
                               ------------------------     --------------------    -------------------    --------------------

Net (loss) income                         $(4,615,000)              $ 1,188,000           $(8,035,000)                $199,000
Unrealized loss on
 investments                                  (40,000)                 (37,000)               (41,000)                (37,000)
Additional minimum pension
 liability, net of income tax                (507,000)               -                       (683,000)              -
                               ------------------------     --------------------    -------------------    --------------------
Comprehensive (loss) income               $(5,162,000)               $1,151,000          $ (8,759,000)                $162,000
                               ========================     ====================    ===================    ====================


5.         BUSINESS SEGMENTS

The Company's management has organized its operations into 2 business segments:
Golf and Non-Golf. The following tables set forth summarized financial information on the Company's reportable segments:


                                               Three Months                                      Nine Months
                                            Ended September 30,                              Ended September 30,
                               ----------------------------------------------     -------------------------------------------
                                      2002                      2001                    2002                    2001
                               --------------------     ---------------------     ------------------     --------------------
Net sales:
  Golf                                 $10,132,000               $28,314,000           $ 46,972,000              $81,907,000
  Non-golf                               2,304,000                 2,883,000              7,365,000                8,777,000
                               --------------------     ---------------------     ------------------     --------------------
Total net sales                         12,436,000                31,197,000             54,337,000               90,684,000
                               --------------------     ---------------------     ------------------     --------------------

(Loss) income from operations:
  Golf                                 (5,039,000)                 1,866,000            (6,423,000)                  449,000
  Non-golf                               (312,000)                 (265,000)              (517,000)                (349,000)
                               --------------------     ---------------------     ------------------     --------------------
Total (loss) income from
     operations                      $ (5,351,000)               $ 1,601,000          $ (6,940,000)                $ 100,000
                               --------------------     ---------------------     ------------------     --------------------




                                                        September 30,             December 31,
                                                            2002                      2001
                                                     --------------------     ---------------------
      Identifiable assets:
        Golf                                                 $16,122,000               $25,457,000
        Non-golf                                               4,523,000                 5,484,000
        Corporate                                             26,751,000                26,490,000
                                                     --------------------     ---------------------
      Total identifiable assets                              $47,396,000               $57,431,000
                                                     ====================     =====================


The impairment of fixed assets and restructuring charges were included in the Golf business segment (See Note 6). Certain selling, general and administrative expenses were allocated based on a specific identification basis, with the remaining selling, general and administrative expenses allocated based on percent of sales. Assets held for sale of $5,672,000 and $8,600,000, as of September 30, 2002 and December 31, 2001, respectively, related to the Golf business and have been reclassified to Corporate.

6. FIXED ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING CHARGES

The Company has experienced a significant diminishment of its golf clubhead sales and market share due principally to the increasing use by our customers of suppliers in China. The products made in China are at prices lower than those the Company is able to offer. As a result, the Company decided to implement a plan which substantially reduced its workforce, closed certain facilities and significantly decreased the space used by its Tijuana operations. As a result, certain assets have been designated as "Held for Sale" or abandoned. One of the closed facilities located in Gardena, California manufactured titanium golf clubheads. The Company still has the capability to produce titanium golf clubheads at its facility in Rancho Dominguez, California.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Impairment or Disposal of Long Lived Assets" was effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long lived assets, balance sheet classification of long lived assets and provides guidance on implementation. See below "Fixed Asset Impairment" and "Assets Held for Sale" for the impact on the Company of SFAS No. 144 for the periods ended September 30, 2002.

Fixed Asset Impairment - The Company specifically identified fixed assets which were not in use and expected to be disposed of or held for sale. During the second and third quarters of 2002, the Company recorded impairment charges of $1,750,000 and $1,724,000, respectively, representing the difference between the carrying value of the assets and their estimated fair value.

Assets Held for Sale - As of September 30, 2002, the Company classified $5,672,000 as assets held for sale from property, plant and equipment in accordance with SFAS No. 144. These assets are mainly the land and buildings of the Gardena facility and other fixed assets, primarily machinery and equipment, not in use and available for immediate sale. In August 2002, the Gardena facility was listed with a real estate agent. The other fixed assets are expected to be sold at auction in early fiscal 2003. The assets held for sale are stated at the lower of their carrying amount or estimated fair value less the estimated cost to sell. In accordance with the requirements of SFAS No. 144, the consolidated balance sheet as of December 31, 2001 has been restated to reclassify the assets held for sale for comparative purposes, at the carrying value of such assets as of that date.

Employee Severance - During the second and third quarters of 2002, the Company recorded employee termination benefit charges of $1,433,000 and $1,019,000, respectively, totaling $2,452,000 for the nine months ended September 30, 2002. This represented 1,354 and 82 employees who were involuntarily terminated at the Company's facilities in Mexico and California, respectively, in those two quarters. All termination benefit charges were paid as of September 30, 2002.

CPAC Operations - In December 2001, the Company ceased the operations of its subsidiary, California Precision Aluminum Castings, Inc. ("CPAC"), which manufactured aluminum turbocharger compressor wheels for automotive applications. An accrual of $775,000 for various exit activities was recorded as of December 31, 2001. As of September 30, 2002, the remaining accrual was $77,000 which is expected to be utilized in the last quarter of 2002.

Mexicali and Tijuana Leases - In December 2001, the Company decided to abandon one of the Company's four leased facilities in Mexicali, Mexico. An accrual of $375,000 representing the estimated total lease obligation, net of estimated sublease income, was recorded as of December 31, 2001. During the third quarter of 2002, the landlord agreed to cancel this lease commitment and the remaining lease commitment on one other facility in Mexicali, Mexico. In exchange, the Company entered into an agreement with the same landlord to extend the lease on the two other facilities through December 31, 2007. The remaining accrual of $225,000 was considered a lease incentive, which will be offset against future rent expense for these facilities, on a straight-line basis, over the life of the new leases. In addition, as of September 30, 2002, the Company accrued a lease reserve of $1,150,000 relating to the Tijuana facility representing the estimated lease obligation, net of estimated sublease income, resulting from the expected idling of over 78,000 square feet of the Tijuana, Mexico facility.

The Company has substantially completed the current plan of consolidation and downsizing.

7.          PENSION PLAN

The Company has a defined benefit plan covering substantially all of its hourly union employees. The plan provides for a monthly benefit payable for the participant's lifetime commencing the first day of the month following the attainment of age sixty-five. In connection with the closing of the Company's Gardena facility during the third quarter of 2002, almost all of the employees represented by the union have been terminated. As a result, the plan is considered partially terminated and pension curtailment accounting adjustments have been reflected in income and in other comprehensive income for the quarter ended September 30, 2002. In addition, the board of directors approved an amendment to the plan to cease future plan benefit accruals, effective October 1, 2002.

8.          INCOME TAXES

Deferred income taxes are recognized based on differences between the financial statement and the tax bases of assets and liabilities using presently enacted tax rates. The deferred tax asset balance is evaluated and reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets may not be realized. During the second quarter, the Company evaluated the need for a valuation allowance and determined that it was more likely than not that such assets would not be realized and, accordingly a valuation allowance was recorded equal to the balance of the deferred income taxes as of that date. Subsequent movements in the underlying gross deferred tax assets will change the valuation allowance recorded and as of September 30, 2002, the valuation allowance is equal to the deferred tax asset balance of $3,592,000.

9.  OTHER

The New York Stock Exchange (NYSE) notified the Company that it had fallen below the NYSE's minimum equity and capitalization standards. The NYSE decided to suspend trading and delist the Company, effective as of the close of business on September 20, 2002. Effective September 23, 2002, the Company began trading on the Over-the-Counter Bulletin Board.

Recent Accounting Pronouncements - In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" and will be effective for the Company for exit or disposal activities initiated after December 31, 2002. The Company has not determined the impact that this statement will have on its consolidated financial position or results of operations.

                              COASTCAST CORPORATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales decreased 60.3% and 40.1% to $12.4 million and $54.3 million for the three and nine months ended September 30, 2002, respectively, from $31.2 million and $90.7 million for the three and nine months ended September 30, 2001, respectively. The decline in sales was mainly due to a 64% and 43% decrease in golf sales for the three and nine months ended September 30, 2002 as compared to the three and nine months ended September 30, 2001, respectively. Golf clubhead unit volume sales decreased 44% and 21% for the three and nine months ended September 30, 2002, respectively from the comparable periods in 2001. Titanium golf clubhead sales decreased 82% and 61% for the three and nine months ended September 30, 2002 from the comparable periods in 2001. The Company believes that this decrease in sales of golf clubheads resulted principally from the loss of market share to Chinese competitors, which are able to offer lower prices because of their lower labor costs. Non-golf sales decreased 20% and 16% for the three and nine months ended September 30, 2002 from the comparable periods in 2001 primarily due to a decrease in medical sales.

Gross loss of $.3 million for the three months ended September 30, 2002 compares to a gross profit of $3.3 million for the three months ended September 30, 2001. The gross (loss) profit margin was (2.3%) for the three months ended September 30, 2002 compared to 10.4% for the comparable period in 2001. The decrease in margin was primarily due to the low sales volume and product mix shifting to steel iron clubheads, which have lower margins and much lower average unit selling prices than titanium golf clubheads and steel metal woods. Gross profit decreased $1.0 million to $4.4 million for the nine months ended September 30, 2002 from $5.4 million for the comparable period in 2001. The gross profit margin was 8.1% for the nine months ended September 30, 2002 versus 6.0% for the nine months ended September 30, 2001. The low gross margins in both periods were primarily due to the low volume and the shift in product mix for 2002 and to high scrap rates in the titanium manufacturing operations for 2001.

The Company has experienced a significant diminishment of its golf clubhead sales and market share due principally to the increasing use by our customers of suppliers in China. The products made in China are at prices lower than those the Company is able to offer. As a result, the Company decided to implement a plan which substantially reduced its workforce, closed certain facilities and significantly decreased the space used by its Tijuana operations. As a result, certain assets have been designated as "Held for Sale" or abandoned. One of the closed facilities located in Gardena, California manufactured titanium golf clubheads. The Company still has the capability to produce titanium golf clubheads at its facility in Rancho Dominguez, California.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Impairment or Disposal of Long Lived Assets" was effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long lived assets, balance sheet classification of long lived assets and provides guidance on implementation. See below "Fixed Asset Impairment" and "Assets Held For Sale" for the impact on the Company of SFAS No. 144 for the periods ended September 30, 2002.

Fixed Asset Impairment - The Company specifically identified fixed assets which were not in use and expected to be disposed of or held for sale. During the second and third quarters of 2002, the Company recorded impairment charges of $1.8 million and $1.7 million, respectively, representing the difference between the carrying value of the assets and their estimated fair value.

Assets Held for Sale - As of September 30, 2002, the Company classified $5.7 million as assets held for sale from property, plant and equipment in accordance with SFAS No. 144. These assets are mainly the land and buildings of the Gardena facility and other fixed assets, primarily machinery and equipment, not in use and available for immediate sale. In August 2002, the Gardena facility was listed with a real estate agent. The other fixed assets are expected to be sold at auction in early fiscal 2003. The assets held for sale are stated at the lower of their carrying amount or estimated fair value less the estimated cost to sell. In accordance with the requirements of SFAS No. 144, the consolidated balance sheet as of December 31, 2001 has been restated to reclassify the assets held for sale for comparative purposes, at the carrying value of such assets as of that date.

Employee Severance - During the second and third quarters of 2002, the Company recorded employee termination benefit charges of $1.4 million and $1.0 million, respectively, totaling $2.4 million for the nine months ended September 30, 2002. This represented 1,354 and 82 employees who were involuntarily terminated at the Company's facilities in Mexico and California, respectively, in those two quarters. All termination benefit charges were paid as of September 30, 2002.

CPAC Operations - In December 2001, the Company ceased the operations of its subsidiary, California Precision Aluminum Castings, Inc. ("CPAC"), which manufactured aluminum turbocharger compressor wheels for automotive applications. An accrual of $.8 million for various exit activities was recorded as of December 31, 2001. As of September 30, 2002, the remaining accrual was $.1 million which is expected to be utilized in the last quarter of 2002.

Mexicali and Tijuana Leases - In December 2001, the Company decided to abandon one of the Company's four leased facilities in Mexicali, Mexico. An accrual of $.4 million representing the estimated total lease obligation, net of estimated sublease income, was recorded as of December 31, 2001. During the third quarter of 2002, the landlord agreed to cancel this lease commitment and the remaining lease commitment on one other facility in Mexicali, Mexico. In exchange, the Company entered into an agreement with the same landlord to extend the lease on the two other facilities through December 31, 2007. The remaining accrual of $225,000 was considered a lease incentive, which will be offset against future rent expense for these facilities, on a straight-line basis, over the life of the new leases. In addition, as of September 30, 2002, the Company accrued a lease reserve of $1.2 million relating to the Tijuana facility representing the estimated lease obligation, net of estimated sublease income, resulting from the expected idling of over 78,000 square feet of the Tijuana, Mexico facility.

The Company has substantially completed the current plan of consolidation and downsizing.

A full valuation allowance against the deferred tax asset balance of $3.6 million was charged to the provision for income taxes for the nine months ended September 30, 2002, representing the deferred tax asset balance at the beginning of the year and the increase in the deferred tax asset for the nine months ended September 30, 2002.

The effective tax rate for the nine months ended September 30, 2002 was 35.3%, excluding the valuation allowance on the deferred tax assets, compared to 54.9% for the comparable prior year period. The decrease in the effective tax rate was mainly due to non-deductible expenses for Mexico and non-deductible goodwill amortization in the US in 2001.

The Company anticipates an operating loss for the fourth quarter of 2002 due to lower sales for the three months ending December 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents position at September 30, 2002 was $17.6 million compared to $13.3 million on December 31, 2001, an increase of $4.3 million. Net cash provided by operating activities was $5.7 million for the nine months ended September 30, 2002. The net cash provided by operating activities included the decrease in inventories and receivables of $3.7 million and $3.5 million, respectively, and non-cash charges relating to the impairment of fixed assets of $3.5 million, depreciation and amortization of $3.1 and the write-off of the deferred tax asset of $2.4 million partially offset by a net loss of $8.0 million, an increase in prepaid expenses and other current assets of $1.2 million and a decrease in accounts payable and accrued liabilities of $1.3 million. Net cash used in investing activities of $1.4 million consisted mainly of $1.6 million of net capital expenditures.

In December 1999, the Board of directors authorized the repurchase of up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. For the nine months ended September 30, 2002, no shares were repurchased under this authorization. As of September 30, 2002, there are 747,842 shares remaining to be purchased under this authorization.

The Company has no long term debt. In response to declining sales, the Company reduced its workforce and has taken other steps in an effort to maintain its current cash position and to improve the financial outlook based on lower sales. The Company believes that its current cash position and cash flow from operations should be adequate to meet its current financing requirements and those for the next few years.

SUMMARY OF CRITICAL POLICIES AND ESTIMATES

In addition to those discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission, we have identified the following new, or changes in, estimates, which are critical to our business operations and the understanding of our financial results for the nine months ended September 30, 2002.

Impairment of Long Lived Assets - The Company specifically identified fixed assets which were not in use and expected to be disposed of or held for sale. During the second and third quarters of 2002, the Company recorded impairment charges of $1.8 million and $1.7 million, respectively, representing the difference between the carrying value of the assets and their estimated fair value.

In deriving the impairment of fixed assets charge, estimates were made to determine the fair value. The Company obtained information from equipment brokers, auction houses and other third parties. The fair value of the fixed assets was reduced by the estimated cost to sell. No impairment charge was recorded for the listing for sale of the Gardena land and buildings since the carrying value was less than the estimated fair value based on sales of comparative properties for the area provided by the Company's real estate agent less cost to sell. Economic conditions may impact the value the Company receives on the sale of the equipment and land and buildings. The Company's ability to sell such fixed assets is based on market conditions and actual proceeds received could be higher or lower than the current estimated fair value which will affect the Company's impairment charge.

Accrued lease reserve - As of September 30, 2002, the Company accrued a lease reserve of $1.2 million relating to the Tijuana facility representing the estimated lease obligation, net of the Company's best estimate of the future sublease income it expects to receive, resulting from the expected idling of over 78,000 square feet of the Tijuana, Mexico facility.

In calculating the reserve related to the Tijuana lease commitment, certain estimates were made including time to vacate a portion of the facility and sublease terms. In developing these estimates, the Company obtained information from its landlord and other third parties to estimate the anticipated third party sublease income. Market conditions will affect the Company's ability to sublease the available portion of the facility on terms consistent with its estimates. The Company's ability to vacate the portion of the facility and sublease the available space in accordance with its plan, or the negotiation of lease terms resulting in higher or lower sublease income than estimated, will affect the Company's accrual and the related restructuring charge.

Deferred Income Taxes - Deferred income taxes are recognized based on differences between the financial statement and the tax bases of assets and liabilities using presently enacted tax rates. The deferred tax asset balance is evaluated and reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets may not be realized. During the second quarter, the Company evaluated the need for a valuation allowance and determined that it was more likely than not that such assets would not be realized and, accordingly a valuation allowance was recorded equal to the balance of the deferred income taxes as of that date. Subsequent movements in the underlying gross deferred tax assets will change the valuation allowance recorded and as of September 30, 2002, the valuation allowance is equal to the deferred tax asset balance of $3.6 million. Due to uncertain economic conditions and the competitive environment, at this time, the Company is assuming that it will not be able to generate sufficient future taxable income to realize the deferred tax asset. Should the Company determine that it will be able to realize all or part of this deferred tax asset in the future, the Company will reverse a portion or all of the valuation allowance and credit income tax expense in that period.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.  Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the Company's published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the Securities and Exchange Commission within the required time periods.

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive Officer and Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                              COASTCAST CORPORATION

PART II.  OTHER INFORMATION

Item 5.  Other Information

The following business risks, as disclosed in Part II, Item 5 "Market for Registrant's Common Equity and Related Stockholder Matters" on Form 10-K for the fiscal year ended December 31, 2001, are hereby incorporated by reference as though set forth fully herein:

           Customer concentration
           Competition
           New products
           New materials and processes
           Manufacturing cost variations
           Dependence on manufacturing plants in Mexico
           Hazardous waste
           Dependence on discretionary consumer spending
           Seasonality; fluctuations in operating results
           Reliance on key personnel
           Shares eligible for future sale
           Fluctuations in Callaway Golf Company share values
           Adverse effect of increase in energy costs
           Shareholder rights plan could discourage acquisition proposals.

The New York Stock Exchange (NYSE) notified the Company that it had fallen below the NYSE's minimum equity and capitalization standards. The NYSE decided to suspend trading and delist the Company, effective as of the close of business on September 20, 2002. Effective September 23, 2002, the Company began trading on the Over-the-Counter Bulletin Board.

Item 6.    Exhibits and Reports on Form 8-K

    (a)  Exhibits:

          3.1.1  Articles of Incorporation of the Company, as amended (1)
          3.1.2  Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6, 1993 (1)
          3.2    Bylaws of the Company, as amended April 19, 2001 (2)
          10.1   Amended and Restated Coastcast Corporation Selected Employees
                 Pension Plan, as of October 1,1997
          11     Statement re: computation of per share earnings
          99.1   Pages 10-12 of Registrant's Annual Report on Form 10-K for
                 the year ended December 31, 2001 (incorporated by reference to such Form 10-K filed with the Commission)
          99.2   Certifications of Chief Executive Officer and Chief Financial
                 Officer pursuant to Section 906 of the Sarbanes-Oxley Act of
                 2002

               (1) Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (Registration No. 33-71294) filed on November 17, 1993, Amendment No. 2 filed on December 1, 1993, and Amendment No. 3 filed on December 9, 1993

               (2) Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended June 30, 2001

    (b) Reports on Form 8-K:

     On September 12, 2002, the Company filed a report on Form 8-K reporting that it received notification from the New York Stock Exchange ("NYSE") that trading in the Company's common stock would be suspended prior to the opening on Monday, September 23, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       COASTCAST CORPORATION


  November 14, 2002    By /s/ Hans H. Buehler
--------------------      -------------------
     Dated                Hans H. Buehler
                          Chief Executive Officer (Duly Authorized and Principal
                          Executive Officer)


November 14, 2002      By /s/ Norman Fujitaki
-----------------         -------------------
     Dated                Norman Fujitaki
                          Chief Financial Officer (Duly Authorized and Principal
                          Financial Officer)

                                  CERTIFICATION

I, Hans H. Buehler, Chief Executive Officer of Coastcast Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Coastcast
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Hans H. Buehler
Hans H. Buehler
Chief Executive Officer

                                  CERTIFICATION

I, Norman Fujitaki, Chief Financial Officer of Coastcast Corporation, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Coastcast
      Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/ Norman Fujitaki
Norman Fujitaki
Chief Financial Officer

                              COASTCAST CORPORATION
                         SELECTED EMPLOYEES PENSION PLAN

                   Amended and Restated as of October 1, 1997



                                  Exhibit 10.1


                                TABLE OF CONTENTS
ARTICLE 1 DEFINITIONS.............................................................................................2
   1.1       "Accrued Benefit"....................................................................................2
              ---------------
   1.2       "Actuarial Equivalent"...............................................................................2
              --------------------
   1.3       "Actuary"............................................................................................2
              -------
   1.4       "Administrator"......................................................................................2
              -------------
   1.5       "Affiliated Entity"..................................................................................2
              -----------------
   1.6       "Board of Directors".................................................................................3
              ------------------
   1.7       "Break in Service"...................................................................................3
              ----------------
   1.8       "Code"...............................................................................................3
              ----
   1.9       "Commencement Date"..................................................................................3
              -----------------
   1.10      "Company"............................................................................................3
              -------
   1.11      "Compensation".......................................................................................3
              ------------
   1.12      "Computation Period".................................................................................4
              ------------------
   1.13      "Effective Date".....................................................................................4
              --------------
   1.14      "Eligible Classification"............................................................................4
              -----------------------
   1.15      "Employee"...........................................................................................4
              --------
   1.16      "ERISA"..............................................................................................4
              -----
   1.17      "Fund"...............................................................................................4
              ----
   1.18      "Hour of Service"....................................................................................5
              ---------------
   1.19      "Leased Employee"....................................................................................6
              ---------------
   1.20      "Participant"........................................................................................7
              -----------
   1.21      "Plan"...............................................................................................7
              ----
   1.22      "Plan Year"..........................................................................................7
              ---------
   1.23      "Predecessor Company"................................................................................7
              -------------------
   1.24      "Predecessor Plan"...................................................................................7
              ----------------
   1.25      "Prior Plan".........................................................................................7
              ----------
   1.26      "Qualified Reemployment".............................................................................7
              ----------------------
   1.27      "Severance"..........................................................................................7
              ---------
   1.28      "Spouse".............................................................................................7
              ------
   1.29      "Total Disability"...................................................................................7
              ----------------
   1.30      "Trust Agreement"....................................................................................8
              ---------------
   1.31      "Trustee"............................................................................................8
              -------
   1.32      "Union"..............................................................................................8
              -----
   1.33      "Years of Credited Service"..........................................................................8
              -------------------------
   1.34      "Years of Service"...................................................................................8
              ----------------
ARTICLE 2 TRANSITION AND ELIGIBILITY TO PARTICIPATE...............................................................8
   2.1       Rights Affected......................................................................................8
             ---------------
   2.2       Eligibility to Participate...........................................................................8
             --------------------------
   2.3       Exclusions from Participation........................................................................9
             -----------------------------
   2.4       Military Service....................................................................................10
             ----------------
ARTICLE 3 SERVICE AND CREDITED SERVICE...........................................................................10
   3.1       Credited Service for Benefit Accrual................................................................10
             ------------------------------------
   3.2       Partial Years of Credited Service...................................................................10
             ---------------------------------
   3.3       Special Rules.......................................................................................11
             -------------
   3.4       Restoration of Service..............................................................................11
             ----------------------

   3.5       Uniformity..........................................................................................12
             ----------
   3.6       Military Service....................................................................................12
             ----------------
   3.7       Cessation of Accruals...............................................................................12
             ---------------------
ARTICLE 4 ELIGIBILITY FOR BENEFITS...............................................................................12
   4.1       Normal Retirement...................................................................................12
             -----------------
   4.2       Late Retirement.....................................................................................12
             ---------------
   4.3       Early Retirement....................................................................................12
             ----------------
   4.4       Disability Retirement...............................................................................13
             ---------------------
   4.5       Furnishing Data.....................................................................................13
             ---------------
ARTICLE 5 CALCULATION OF BENEFITS................................................................................13
   5.1       Normal Retirement...................................................................................13
             -----------------
   5.2       Minimum Benefit.....................................................................................14
             ---------------
   5.3       Late Retirement.....................................................................................15
             ---------------
   5.4       Early Retirement....................................................................................15
             ----------------
   5.5       Disability Retirement...............................................................................15
             ---------------------
   5.6       Transfers...........................................................................................16
             ---------
   5.7       Surviving Spouse's Benefit..........................................................................16
             --------------------------
   5.8       Post-Retirement Death Benefit.......................................................................16
             -----------------------------
   5.9       Maximum Benefit.....................................................................................16
             ---------------
   5.10      Suspension of Benefits on Reemployment..............................................................21
             --------------------------------------
ARTICLE 6 VESTING................................................................................................22
   6.1       Eligibility.........................................................................................22
             -----------
   6.2       Amount of Benefit...................................................................................22
             -----------------
   6.3       Form and Payment of Benefit.........................................................................22
             ---------------------------
   6.4       Termination of Benefit..............................................................................22
             ----------------------
ARTICLE 7 PAYMENTS OF BENEFITS...................................................................................22
   7.1       Earliest and Latest Commencement of Benefits........................................................22
             --------------------------------------------
   7.2       Payment of Benefits.................................................................................23
             -------------------
   7.3       Normal Form of Benefit..............................................................................23
             ----------------------
   7.4       Optional Forms of Benefits..........................................................................24
             --------------------------
   7.5       Rules for Election of Optional Benefits.............................................................24
             ---------------------------------------
   7.6       Explanations to Participants........................................................................24
             ----------------------------
   7.7       Termination of Benefits.............................................................................25
             -----------------------
   7.8       Mailing Address.....................................................................................25
             ---------------
   7.9       Small Benefit Payments..............................................................................25
             ----------------------
   7.10      Single Sum Payments.................................................................................25
             -------------------
   7.11      Eligible Rollover Distributions.....................................................................25
             -------------------------------
ARTICLE 8 THE FUND AND FUNDING...................................................................................26
   8.1       Company Contributions...............................................................................26
             ---------------------
   8.2       Use of Company Contributions........................................................................27
             ----------------------------
   8.3       Time of Contribution................................................................................27
             --------------------
   8.4       Trust Accounts......................................................................................27
             --------------
   8.5       Forfeitures.........................................................................................27
             -----------
   8.6       Expenses of Administration..........................................................................27
             --------------------------
   8.7       Sole Source of Benefits.............................................................................27
             -----------------------
ARTICLE 9 ADMINISTRATION.........................................................................................27
   9.1       Duties and Responsibilities of Fiduciaries; Allocation of Fiduciary Responsibility..................27
             ----------------------------------------------------------------------------------

   9.2       Powers and Responsibilities of the Administrator....................................................28
             ------------------------------------------------
   9.3       Allocation of Duties and Responsibilities...........................................................29
             -----------------------------------------
   9.4       Appointment of the Administrator....................................................................29
             --------------------------------
   9.5       Expenses............................................................................................29
             --------
   9.6       Liabilities.........................................................................................29
             -----------
   9.7       Adverse Determinations..............................................................................30
             ----------------------
   9.8       Appeal from Adverse Determination...................................................................30
             ---------------------------------
ARTICLE 10 AMENDMENT AND TERMINATION.............................................................................31
   10.1      Power of Amendment and Termination..................................................................31
             ----------------------------------
   10.2      Disposition on Termination..........................................................................31
             --------------------------
   10.3      Merger, Consolidation, or Transfer..................................................................32
             ----------------------------------
   10.4      Exclusive Benefit of Participants and Beneficiaries.................................................32
             ---------------------------------------------------
ARTICLE 11 PAYMENTS DURING FIRST TEN YEARS.......................................................................33
   11.1      Limitations.........................................................................................33
             -----------
ARTICLE 12 TOP-HEAVY PROVISIONS..................................................................................33
   12.1      General.............................................................................................33
             -------
   12.2      Definitions.........................................................................................33
             -----------
   12.3      Minimum Benefit for Non-Key Employees...............................................................36
             -------------------------------------
   12.4      Vesting.............................................................................................36
             -------
   12.5      Compensation........................................................................................37
             ------------
   12.6      Social Security.....................................................................................37
             ---------------
   12.7      Adjustment to Maximum Benefit Limitation............................................................37
             ----------------------------------------
   12.8      Suspension of Benefits..............................................................................38
             ----------------------
ARTICLE 13 MISCELLANEOUS PROVISIONS..............................................................................38
   13.1      Governing Law.......................................................................................38
             -------------
   13.2      Severability of Provisions..........................................................................38
             --------------------------
   13.3      Pronouns; Numbers...................................................................................38
             -----------------
   13.4      Headings............................................................................................38
             --------
   13.5      No Interest in Fund.................................................................................38
             -------------------
   13.6      Spendthrift Clause..................................................................................38
             ------------------
   13.7      Facility of Payment.................................................................................39
             -------------------
   13.8      Withholding.........................................................................................39
             -----------
   13.9      No Employment Rights................................................................................39
             --------------------

                              COASTCAST CORPORATION
                         SELECTED EMPLOYEES PENSION PLAN

                   Amended and Restated as of October 1, 1997

         In accordance with the power reserved by it in Section 10.1 of the Coastcast Corporation Selected Employees Pension Plan (formerly the Rex Precision Products, Inc. Hourly Employees Pension Plan) ("Plan"), Coastcast Corporation, a California corporation ("Company"), hereby amends and restates the Plan, effective as of October 1, 1997 or as of such later dates specifically presented herein. Except as specified to the contrary herein, or as otherwise required by law, this amendment and restatement of the Plan applies to Employees whose employment with the Company terminates on or after October 1, 1997. The rights and benefits of Employees who terminated employment prior to October 1, 1997 are determined under the prior versions of the Plan, including amendments thereto as applicable.

                                   BACKGROUND

         1........As  of  October  31,  1980,  Alco  Standard  Corporation  (the
"Predecessor Company") maintained the Retirement Plan for Employees of Rex Precision Products, Inc. Division of Alco Standard Corporation ("Prior Plan No. 1") and the Pension Plan for Employees of Plant #5 (Metcast) Location of Rex Precision Products, Inc. Division of Alco Standard Corporation ("Prior Plan No. 2") for the benefit of all eligible employees of the Rex Precision Products, Inc. Division and of its Metcast location, respectively.

         2........A separate pension plan for the eligible hourly-paid employees of the Rex Precision Products, Inc. Division was spun off from the Prior Plan No. 1 effective as of November 1, 1980. Those assets and liabilities of the Prior Plan No. 1 which pertained to the hourly-paid employees of the Predecessor Company were transferred to a separate pension plan known as the Rex Precision Products, Inc. Hourly Employees Pension Plan (the "Predecessor Plan").

         3........Those assets and liabilities of the Prior Plan No. 2 which pertained to the hourly-paid employees of the Company's Metcast location were spun off from the Prior Plan No. 2 effective as of November 1, 1980 and transferred to the Predecessor Plan as of the same date.

         4........The Predecessor Plan was amended and restated effective as of
October 1, 1984 to conform to the requirements of the Tax Equity and Fiscal Responsibility Act of 1982, the Deficit Reduction Act of 1984, the Retirement Equity Act of 1984 and rulings and regulations promulgated by the Department of Treasury; to reflect certain changes to the Plan made as a result of labor negotiations by and between the Company-and the union; and to make certain other clarifying changes of a technical nature to the Plan.

         5........The Company purchased Rex Precision Products, Inc. Division from Alco Standard Corporation and, effective as of June 30, 1987, the Company adopted the Predecessor Plan and changed the name to the Coastcast Corporation Selected Employees Pension Plan.

         6........The Company amended and restated the Plan, effective as of
October 1, 1997, to conform the Plan to the legislative changes enacted under the Tax Reform Act of 1986, the Omnibus Budget Reconciliation Act of 1986, the Omnibus Budget Reconciliation Act of 1987, the Technical and Miscellaneous Revenue Act of 1988, the Omnibus Budget Reconciliation Act of 1989, and to the related regulations, notices, and other guidance promulgated by the Internal Revenue Service. This amendment and restatement also froze benefit accruals, effective December 31, 1990, and partially terminated the Plan with respect to Participants who were not covered by a collective bargaining agreement with the union that provided for participation in the Plan.

         7........The Company amended the Plan, effective as of various dates, to clarify certain provisions, update the normal retirement calculation amounts, to conform the Plan to legislative changes enacted under the Unemployment Compensation Amendments of 1992, the Omnibus Budget Reconciliation Act of 1993 ("OBRA `93") and the Uruguay Round Agreements Act General Agreement on Trade and Tariffs of 1994.

         8........The Company intends this amendment and restatement to incorporate prior amendments discussed in the previous paragraphs that remain effective as of October, 1997 and conform the Plan to the legislative changes enacted under the Uniformed Services Employment and Reemployment Rights Act of 1994, the Small Business Job Protection Act of 1996, the Taxpayer Relief Act of 1997, the Transportation Equity Act of 1998, the Internal Revenue Service Restructuring and Reform Act of 1998 and the Community Renewal Tax Relief Act of 2000. This amendment also reflects and is intended as good faith compliance with the provisions of the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA").

                                   ARTICLE 1
                                   DEFINITIONS

         1.1 "Accrued Benefit" shall mean the benefit calculated under Section
5.1 using Years of Credited Service under Section 3.1 as of the date of calculation. No more than 35 years of Credited Service may be used to calculate a Participant's Accrued Benefit.

         1.2 "Actuarial Equivalent" shall mean the amount which has equal actuarial value determined based on the assumptions and factors adopted by the Administrator, described on Schedule A, as modified from time to time by the Administrator.

         1.3 "Actuary" shall mean the actuarial firm or individual selected by the Administrator from time to time, which firm or individual meets all applicable government requirements for enrollment then in effect.

         1.4 "Administrator" shall mean the person or persons designated pursuant to Section 9.4.

         1.5 "Affiliated Entity" shall mean the Company and:

         (a) any corporation which is a member of a controlled group of corporations with the Company, as determined under section 414(b) of the Code; and

         (b) any trade or business under common control with the Company, as determined under section 414(c) of the Code; and

         (c) any member of an affiliated service group, as determined under section 414(m) of the Code, of which the Company is a member;

         (d) any other entity required to be aggregated with the Company or an Affiliated Entity, as determined under regulations issued pursuant to section 414(o) of the Code; and

         (e) "50% Affiliated Entity" shall mean an Affiliated Entity but with "more than 50%" substituted for the "at least 80%" test in section 1563(a) of the Code.

         1.6 "Board of Directors" shall mean the Board of Directors of the Company.

         1.7 "Break in Service" shall mean a Computation Period in which an Employee fails to complete more than 500 Hours of Service with the Company and/or any Affiliated Entity.

         1.8 "Code" shall mean the Internal Revenue Code of 1986, as amended.

         1.9 "Commencement Date" shall mean the original effective date of the Plan, the Effective Date, or the effective date of any amendment of the Plan which increases the benefits under the Plan for individuals covered by the Plan before such date or which extends benefits under the Plan to individuals not previously covered by the Plan.

         1.10 "Company" shall mean Coastcast Corporation.

         1.11 "Compensation" shall mean a self-employed individual's earned income within the meaning of Code section 401(c)(1), but determined without regard to any exclusion under Code section 911.

         For an Employee who is not a self-employed individual, Compensation shall mean total wages for Affiliated Entities as defined in section 3401(a) of the Code for purposes of reporting on Internal Revenue Form W 2 and withholding of income taxes at the source, but determined without regard to any rules that limit the remuneration included in wages based on the nature or location of the employment or services performed (such as the exception for agricultural labor in section 3401(a)(2) of the Code). Compensation shall also include foreign earned income (as defined in Code section 911(b) whether or not excludable from gross income under Code section 911. For Plan Years beginning after December 31, 1997, the term shall also include any elective deferral (as defined in Code section 402(g)(3)) and any salary reduction contributions to a cafeteria plan meeting the requirements of section 125 of the Code that the Employer maintains under Code sections 402(g)(3), 125 or 457. For Plan Years beginning on or after January 1, 2001, Compensation shall also include cash amounts contributed by the Employer at the election of an Employee which are not includible in the gross income of Employee by reason of Code section 132(f).

         For purposes of Section 5.9, the term "Compensation" shall included Compensation from the 50% Affiliated Entities. In addition, notwithstanding the foregoing, for purposes of Article 12 the following shall apply:

         (a) For Plan Years beginning on and after January 1, 1989, but before January 1, 1994, the Compensation of any Participant shall not exceed $200,000 (as adjusted under section 415(d) of the Code);

         (b) For Plan Years beginning on and after January 1, 1994, but before January 1, 2001, the Compensation of any Participant shall not exceed $150,000 (as adjusted under section 401(a)(17)(B) of the Code); and

         (c) For Plan Years beginning after December 31, 2001, the Compensation of any Participant shall not exceed $150,000 (as adjusted under section 401(a)(17)(B) of the Code).

         1.12 "Computation Period" shall mean the following:

         (a) For purpose of determining when an employee is eligible to participate in the Plan under Article 2:

         (1) initially, the 12-month period beginning on the date on which the Employee first is credited with an Hour of Service, and

         (2) thereafter, each Plan Year beginning after such date.

          (b) For all other purposes of the Plan: (1) effective January 1, 1990, the Plan Year, and (2) for periods prior to January 1, 1990, the calendar year.

         (c) For purposes of the short Computation Period beginning January 1, 1990 and ending September 30, 1990, the number of Hours of Service used to determine a Break in Service, a Year of Service and a Year of Credited Service shall be prorated by multiplying the required Hours of Service by seventy-five percent (.75).

         1.13 "Effective Date" shall mean October 1, 1997, the effective date of this amended and restated Plan, except as otherwise provided herein. The Plan was originally effective on November 1, 1980.

         1.14 "Eligible Classification" means employment as an Employee covered by a collective bargaining agreement between the Company and the Union that expressly provides for participation in the Plan.

         1.15 "Employee" shall mean any person who is employed by or is a Leased Employee in accordance with Section 1.19 of the Company or an Affiliated Entity in an employer/employee relationship. Such term shall not include services rendered by independent contractors.

         1.16 "ERISA" shall mean the Employee Retirement Income Security Act of 1974, as amended.

         1.17 "Fund" shall mean the assets held by the Trustee, increased from time to time by contributions and investment gains and earnings and decreased from time to time by payment of benefits, expenses, and investment losses.

         1.18 "Hour of Service" shall mean:

         (a) Each hour for which an Employee is paid, or entitled to payment, for the performance of duties for an Affiliated Entity. These hours shall be credited to the Employee only for the Computation Period in which the duties are performed.

         (b) Each hour for which an Employee is paid, or entitled to payment, by an Affiliated Entity on account of a period of time during which no duties are performed irrespective (of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity (including disability), layoff, jury duty, military duty, or leave of absence. No more than 501 Hours of Service shall be credited under this paragraph to which the Employee performs no duties (whether or not such period occurs in a single Computation Period), and no credit shall be given for hours for which no duties are performed but for which payment by the Affiliated Entity is made or due under a plan maintained solely for the purpose of complying with applicable workers' compensation, unemployment compensation, or disability insurance laws or where payment solely reimburses an Employee for medical or medically-related expenses incurred by the Employee. Hours under this paragraph will be calculated and credited pursuant to section 2530.200b-2 of the Department of Labor Regulations which are incorporated herein by this reference.

         (c) Each hour for which back pay, irrespective of mitigation of damages, is either awarded or agreed to by an Affiliated Entity. The same Hours of Service shall not be credited both under paragraph (a) or paragraph (b), as the case may be, and under this paragraph (c). These hours shall be credited to the Employee for the Computation Period to which the award or agreement pertains rather than the Computation Period in which the award, agreement, or payment is made.

         (d) Solely for purposes of determining whether an employee has a Break in Service, Hours of Service shall also include an uncompensated authorized leave of absence not in excess of one year, layoff for a period not in excess of one year, authorized disability for a period not in excess of one year, jury duty, or military leave while the Employee's reemployment rights are protected by law or such additional or other periods as granted by an Affiliated Entity as military leave, provided the Employee returns to employment at the end of his leave of absence or within 90 days of the end of his military leave, whichever is applicable (all of the above credited on the basis of 40 Hours of Service per each week or eight Hours of Service per working day).

         (e) Hours of Service will be credited for employment with any of the Affiliated Entities. Hours of Service also will be credited for services rendered to the Affiliated Entities by a Leased Employee who is treated as an Employee.

         (f) Solely for purposes of determining whether an Employee has a Break in Service, Hours of Service shall also include absence from work for maternity or paternity reasons. During this absence, the Employee shall be credited with the Hours of Service which would have been credited but for the absence, or, if such hours cannot be determined, with eight hours per day. An absence from work for maternity or paternity reasons means an absence:

         (1) by reason of the pregnancy of the Employee,

         (2) by reason of the birth of a child of the Employee,

         (3) by reason of the placement of a child with the Employee in connection with adoption, or

         (4) for purposes of caring for such a child for a period immediately following such birth or placement.

         These Hours of Service shall be credited in the Computation Period following the computation period in which the absence begins, except as necessary to prevent a Break in Service in the Computation Period in which the absence begins. However, no more than 501 Hours of Service will be credited for purposes of any such maternity or paternity absence from work.

         (g) Notwithstanding the foregoing, an Employee not paid on an hourly basis shall be credited with 45 Hours of Service for each weekly payroll period during which he would be credited with at least one Hour of Service pursuant to the provisions of this Section.

         (h) The term Hour of Service shall also include military leave while the Employee's re-employment rights are protected by law or such additional or other periods as are granted by the Company as military leave, provided the Employee returns to employment within 90 days of the end of such military leave, or within such period of time as his re-employment rights are protected by law, whichever is greater. Hours under this paragraph shall be credited on the basis of the lesser of (i) a forty (40) hour work week or applicable pro-rata portion thereof or (ii) his customarily scheduled work week or applicable prorata portion thereof.

         1.19 "Leased Employee" shall mean any person, for years beginning after December 31, 1996, (other than an employee of the recipient) who pursuant to an agreement between the recipient and any other person ("leasing organization") has performed services for the recipient (or for the recipient and related persons determined in accordance with section 414(n)(6) of the Internal Revenue
Code) on a substantially full-time basis for a period of at least one year, and such services are performed under primary direction or control by the recipient. Contributions or benefits provided a Leased Employee by the leasing organization which are attributable to services performed for the recipient employer shall be treated as provided by the recipient employer.

         Notwithstanding anything in this Plan to the contrary, a Leased Employee shall not be considered an employee of the recipient if: (i) such employee is covered by a money purchase pension plan providing: (1) a nonintegrated employer contribution rate of at least 10% of compensation, as defined in section 415(c)(3) of the Internal Revenue Code, but including amounts contributed pursuant to a salary reduction agreement which are excludable from the employee's gross income under section 125, section 402(e)(3), section 402(h)(1)(B) or section 403(b) of the Internal Revenue Code, (2) immediate participation, and (3) full and immediate vesting; and (ii) Leased Employees do not constitute more than 20% of the recipient's nonhighly compensated workforce.

         1.20 "Participant" shall mean an Employee who has satisfied the requirements for participation under Article 2, a former Employee who has been transferred out of an Eligible Classification but who continues to be employed by the Company or an Affiliated Entity, or a former Employee whose employment with the Company has ceased and who is receiving benefits under the Plan or who has a present or future right to receive benefits under the Plan.

         1.21 "Plan" shall mean the Coastcast Corporation Selected Employee Pension Plan as herein set forth and as it may be amended from time to time.

         1.22 "Plan Year" shall mean the 12-month period commencing October 1 and ending the following September 30.

         1.23 "Predecessor Company" shall mean Rex Precision Products, Inc. Division of Alco Standard Corporation, the assets of which were purchased by the Company in July, 1987.

         1.24 "Predecessor Plan" shall mean the Rex Precision Products, Inc. Hourly Employees Pension Plan, as maintained by the Predecessor Company prior to June 30, 1987.

         1.25 "Prior Plan" shall mean either (a) the Retirement Plan for Employees of Rex Precision Products, Inc. Division of Alco Standard Corporation or (b) the Pension Plan for Employees of Plant #5 (Metcast) Location of Rex Precision Products, Inc. Division of Alco Standard Corporation, as maintained by the Predecessor Company prior to November 1, 1980.

         1.26 "Qualified Reemployment" shall mean the re-employment of a Participant by the Company or an Affiliated Entity or the continued employment of a Participant after his Normal Retirement Date in such a capacity that the Participant receives or is entitled to receive compensation for at least 40 Hours of Service (not including Hours of Service under Section 1.18(c)) during a calendar month.

         1.27 "Severance" shall mean an Employee's voluntary or involuntary termination of employment with the Affiliated Entitles for any reason at any time.

         1.28 "Spouse" shall mean the person to whom a Participant is legally married on the applicable date.

         1.29 "Total Disability" shall mean a Participant's inability, due to accident, injury, or disease, to engage in any work for remuneration or profit for the balance of his life. Disability resulting from the following causes shall not constitute Total Disability under the Plan:

          (a) service in the Armed Forces or Merchant Marine of the United States or any other country;

         (b) warfare or acts of a public enemy;

         (c) willful participation in any criminal act;

         (d) intentionally self-inflicted injury or self-incurred injury; or

         (e) use of drugs or narcotics contrary to law.

         1.30 "Trust Agreement" shall mean the agreement between the Company and the Trustee, the terms of which are incorporated herein by reference.

         1.31 "Trustee" shall mean the individual trustees collectively or the corporate trustee designated by the Board of Directors to serve as a trustee pursuant to the Trust Agreement.

         1.32 "Union" shall mean the United Steelworkers of America, AFL-CIO, Local 2018, whose members participate hereunder pursuant to the collective bargaining agreement by and between such Union and the Company.

         1.33 "Years of Credited Service" shall mean the number of full and partial Computation Periods counted with respect to determining an Employee's Accrued Benefit under the Plan, as determined under Article 3.

         1.34 "Years of Service" shall mean the number of Computation Periods during which an Employee completes 1000 or more Hours of Service (whether or not continuous) with the Affiliated Entities or the Predecessor Company. Years of Service are used to determine an Employee's eligibility to participate and vested status under the Plan.

                            ARTICLE 2
            TRANSITION AND ELIGIBILITY TO PARTICIPATE

         2.1 Rights Affected . All former Employees who have retired or have terminated service in an Eligible Classification before the Effective Date shall receive no additional rights as a result of this amended and restated Plan, but shall have their rights and benefits determined solely under the Plan as in effect before the Effective Date. Any former Employee who has terminated employment in an Eligible Classification and who is re-employed as an Employee after the Effective Date shall have his participation and benefit rights determined hereunder, except as otherwise provided herein.

     2.2  Eligibility to Participate.

          (a)  Employees shall be Participants as follows:

         (1) Each Employee hired by the Company concurrently with the company's asset purchase from the Predecessor Company who was eligible to participate in the Predecessor Plan immediately prior to the purchase shall continue to be a Participant under the terms of this Plan as long as employment in an Eligible Classification continues.

         (2) Each other Employee who is employed in an Eligible Classification shall become a Participant on the October 1st or the April 1st coinciding with or next following the date on which he has completed one Year of Service at the end of a 12-month Computation Period if he continues employment in an Eligible Classification.

         (b) A Participant whose employment is terminated and who is later re-employed by the Company shall resume his participation in the Plan as of the date of his re-employment in an Eligible Classification.

         (c) An Employee whose employment is terminated and who is later re-employed by ;the Company or an Affiliated Entity shall have his periods of employment aggregated for purposes of determining his eligibility to participate.

         2.3 Exclusions from Participation.

         (a) An Employee who otherwise would be eligible to participate in the Plan shall not become a Participant if he is a Leased Employee. If such Employee should cease to be a Leased Employee and enter an Eligible Classification, he shall become a Participant on the first date on which he thereafter performs an Hour of Service in an Eligible Classification.

         (b) An Employee who otherwise would be eligible to participate in the Plan shall not become a Participant if he is covered by a collective bargaining agreement that does not expressly provide for participation in the Plan (provided that the Employee representative with whom the collective bargaining agreement is executed has had an opportunity to bargain concerning retirement benefits for such Employees). If such Employee should cease to be covered by such a collective bargaining agreement and enter an Eligible Classification, or such collective bargaining agreement is amended to expressly provide for participation in the Plan, he shall become a Participant on the first date on which he thereafter completes an Hour of Service in an Eligible Classification.

         (c) An Employee who otherwise would be eligible to participate in the Plan but who is not employed in an Eligible Classification shall not become a Participant until the date on which he is credited with one or more Hours of Service in an Eligible Classification.

         (d) An Employee who otherwise would be eligible to participate in the Plan but who is then on an approved leave of absence without pay or in the service of the armed forces of the United States shall not become a Participant until the date on which he subsequently is credited with an Hour of Service in an Eligible Classification, provided that the Employee returns to service with an Affiliated Employer immediately following such leave of absence or, in the case of an Employee who is on military leave, during the period in which his re-employment rights are guaranteed by law.

         (e) A Participant who becomes ineligible under this Section because he is no longer employed in an Eligible Classification shall continue to receive credit for Hours of Service for purposes of determining vesting under Article 6 but during the period of such ineligibility his Hours of Service shall not be taken into account for purposes of determining Years of Credited Service.

         (f) A Participant as of December 31, 1990, who ceases to be employed in an Eligible Classification after December 31, 1990 because he is not covered by the collective bargaining agreement between the Company and the Union that provides for participation in this Plan, shall be an affected Participant in the partial termination of the Plan and shall be fully vested in his Accrued Benefit through December 31, 1990; provided, however, any Participant who received a cashout of his vested Accrued Benefit prior to the December 31, 1990 partial termination of the Plan shall not be an affected Participant for purposes of this Section or Section 10.2. A cashout may occur by the distribution to the Participant of a single sum payment pursuant to Sections 7.9 or 7.10, or by the distribution to the Participant of an individual annuity contract that provides for the payment of the full amount of his vested Accrued Benefit in a form provided under the Plan. In addition, a cashout will be deemed to have occurred if the Participant had a Severance at a time when he had no vested Accrued Benefit.

         2.4 Military Service. Notwithstanding any provision of this Plan to the contrary, contributions, benefits and service credit with respect to qualified military service will be provided in accordance with section 414(u) of the Code.

                            ARTICLE 3
                  SERVICE AND CREDITED SERVICE

     3.1  Credited Service for Benefit Accrual.

         (a) For Computation Periods beginning after September 30, 1990, a Participant shall accrue a Year of Credited Service for each Computation Period prior to October 1, 2002 in which he completes 1,000 Hours of Service in an Eligible Classification. A Participant who does not complete 1,000 Hours of Service in an Eligible Classification will not be credited with any portion of a Year of Credited Service; provided, however, nothing herein shall reduce the Accrued Benefit of any Participant as of the date of adoption of this restated and amended Plan. On and after October 1, 2002, a Participant shall not be credited with any additional Years of Credited Service.

         (b) Except as provided in Sections 3.2 and 3.7, a Participant shall accrue a Year of Credited Service for each Computation Period prior to October 1, 1990 in which he completes at least the number of his regularly scheduled, annual Hours of service. A Participant's number of regularly scheduled, annual Hours of Service shall be determined by the Administrator, which shall apply uniform and nondiscriminatory standards developed on the basis of objective criteria including, but not limited to, job classification. In no event, however, shall a Participant's number of regularly scheduled, annual Hours of Service be deemed to exceed 2,080 for purposes of the Plan. For purposes of this Section and Section 3.2, a Participant shall accrue a Year of Credited Service (or any portion thereof) only in an Eligible Classification with the Company or a Predecessor Company (including periods in which he would have been a Participant but for the eligibility waiting period under Section 2.2) to the earliest of (a) transfer to a position with the Company that is not an Eligible Classification, (b) transfer to an Affiliated Entity that has not adopted the Plan, (c) termination of employment with the Company for any other reason, including early retirement, Total Disability (except as described in Section 3.3, or death, or (d) completion of 35 Years of Credited Service.

         3.2 Partial Years of Credited Service. Subject to the limitations in
Section 3.1, a Participant shall accrue a partial Year of Credited Service for any Computation Period prior to October 1, 1990 in which he is credited with fewer than the number of his regularly scheduled, annual Hours of Service. Such fractional credit shall be in the greater of (a) or (b) below.

         (a) one-twelfth (1/12) of a Year of Credited Service for each 83 Hours of Service credited during a Computation Period; provided, however, that in no event shall Credited Service under this Subsection exceed the actual number of months that a Participant was employed in an Eligible Classification, rounded to the next higher month, or

         (b) that portion of a Year of Credited Service determined from a fraction, the numerator of which is the number of Hours of Service in an Eligible Classification with which the Participant is credited in the Computation Period and the denominator of which is the number of his regularly scheduled, annual Hours of Service. The fraction described in this Subsection shall not exceed 1.

         3.3 Special Rules . For purposes of Section 3.1, an Employee shall receive credit for service during the 26-week waiting period in which no disability retirement benefits are paid, if he thereafter is determined to suffer a Total Disability.

         3.4 Restoration of Service.

         (a) A Participant who has a vested right to a benefit under Section 6.1 and who incurs a Break in Service shall have his pre- break and post-break Years of Service and Years of Credited Service with the Company and all Affiliated Entities aggregated for purposes of Sections 1.34, 3.1, 3.2 and 6.1 on his reemployment by the Company or an Affiliated Entity.

         (b) A Participant who does not have a vested right to a benefit under
Section 6.1 and who incurs a Break in Service after October 1, 1985 shall have his pre-break and post-break Years of Service and Years of Credited Service with the Company and all Affiliated Entities aggregated for purposes of Sections 1.34, 3.1, 3.2 and 6.1 if he is re-employed at a time when the number of his consecutive Breaks in Service is less than the greater of (i) the number of Years of Service he had accrued before his Break in Service, or (ii) five. If the number of his consecutive Breaks in Service is equal to or greater than the number of his Years of Service before the break or five, if greater, he shall receive no credit for his pre-break Years of Service and Years of Credited Service for purposes of Sections 1.34, 3.1, 3.2 and 6.1.

         (c) Break in Service before October 1, 1985.

         (1) A Participant who does not have a vested right to a benefit under
Section 6.1 and who incurs a Break in Service before October 1, 1985 shall have his pre-break and post-break Years of Service and Years of Credited Service with the Company and all Affiliated Entities aggregated for purposes of Sections 1.34, 3.1, 3.2 and 6.1 if:

         (A) he is re-employed before October 1, 1985; and

         (B) as of the date of his reemployment, the number of his consecutive Breaks in Service is less than the number of Years of Service he had accrued before his Break in Service.

         (2) A Participant who does not have a vested right to a benefit under
Section 6.1 and who incurs a Break in Service before October 1, 1985 shall have his pre-break and post-break Years of Service and Years of Credited Service with the Company and all Affiliated Entities aggregated for purposes of Sections 1.34, 3.1, 3.2 and 6.1 if:

         (A) he is re-employed on or after October 1, 1985;

         (B) as of October 1, 1985, the number of his consecutive Breaks in Service is less than the number of Years of Service he had accrued before his Break in Service; and

         (C) as of the date of his reemployment, the number of his consecutive Breaks in Service is less than the greater of (i) the number of Years of Service he had accrued before his Break in- Service or (ii) five.

         (3) If a Participant described in Subsection (c)(1) or (c)(2) is not entitled to have his pre-break and post-break Years of Service and Years of Credited Service aggregated under that Subsection, he shall receive no credit for his pre-break Years of Service and Years of Credited Service for purposes of Sections 1.34, 3.1, 3.2 and 6.1.

         3.5 Uniformity . The provisions of this Article 3 shall be applied according to non-discriminatory rules of general application.

         3.6 Military Service . Notwithstanding any provision of this Plan to the contrary, contributions, benefits and service credit with respect to qualified military service will be provided in accordance with section 414(u) of the Code.

         3.7 Cessation of Accruals . No increases in a Participant's Accrued Benefit shall occur with respect to service on and after October 1, 2002. Each Participant's Accrued Benefit based on Years of Credited Service as of September 30, 2002 shall be frozen and additional benefit accruals shall cease after such date.

                            ARTICLE 4
                    ELIGIBILITY FOR BENEFITS

         4.1 Normal Retirement . A Participant shall be eligible for normal retirement benefits as of the first day of the calendar month coincident with or next following the later of the month in which he attains age 65, or the fifth anniversary of the time a Participant commences participation in the Plan. This date shall be his Normal Retirement Date.

         4.2 Late Retirement . If a Participant continues his employment with the Company or an Affiliated Entity beyond his Normal Retirement Date, he shall be eligible for late retirement benefits on the first day of the calendar month coincident with or next following the date on which he terminates employment with the Company and all Affiliated Entities. This date shall be his Late Retirement Date.

         4.3 Early  Retirement.

         (a) A Participant shall be eligible for early retirement benefits as of the first day of the calendar month coincident with or next following the month in which he attains age 55, accrues 15 Years of Service, and terminates employment with the Company and all Affiliated Entities. This date shall be his Early Retirement Date.

         (b) Notwithstanding anything in Subsection (a) above to the contrary, a Participant who was a participant in the Prior Plan as of October 31, 1980 shall be eligible for early retirement benefits as of the first day of the calendar month coincident with or next following the month in which he attains age 55, accrues ten Years of Service, and terminates employment with the Company and all Affiliated Entities. This date shall be his Early Retirement Date.

         4.4 Disability Retirement.

         (a) A Participant shall be eligible for the disability retirement benefits described in Section 5.5 if, after he has accrued 15 or more Years of Service, he suffers a Total Disability which continues for at least 26 weeks and he terminates his employment with the Company and all Affiliated Entities therefor. The first day of the month coincident with or next following the expiration of the 26-week period of Total Disability or the Administrator's receipt of medical certification of Total Disability, if later, shall be the Participant's Disability Retirement Date.

         (b) Total Disability shall be established on the basis of an independent medical examination to the satisfaction of the Administrator, using nondiscriminatory standards uniformly applied. The Administrator may direct that any former Employee receiving Total Disability benefits shall be reexamined without expense to him from time to time, but not more than once in any calendar year, to determine if Total Disability continues to exist. Benefits hereunder shall terminate at any time that the former Employee ceases to be disabled under this Section. Failure to submit to such reexamination shall be cause for termination of Total Disability benefits hereunder.

         4.5 Furnishing Data . Each Employee shall furnish such data as the Administrator may consider necessary for the determination of the Employee's rights and benefits under the Plan and shall otherwise cooperate fully with the Administrator in the administration of the Plan.

                            ARTICLE 5
                     CALCULATION OF BENEFITS

         5.1 Normal Retirement . A Participant who is eligible for normal retirement benefits shall receive a monthly pension which is the Actuarial Equivalent of a single life annuity commencing on his Normal Retirement Date. Such monthly pension shall be payable in accordance with Article 7 in the amount as set forth below, multiplied by his Years of Credited Service under Sections
3.1 and 3.2:

         (a) $5.00 for Severances occurring on or after November 1, 1980 but before December 5, 1985;

         (b) $6.00 for Severances occurring on or after December 5, 1985 but before December 4, 1986;

         (c) $7.00 for Severances occurring on or after December 4, 1986 but before December 4, 1987;

         (d) $8.00 for Severances occurring on or after December 4, 1987 but before December 4, 1988;

         (e) $9.00 for Severances occurring on or after December 4, 1988 but before December 4, 1990;

         (f) $9.50 for Severances occurring on or after December 4, 1990 but before December 4, 1991;

         (g) $10.00 for Severances occurring on or after December 4, 1991;

         (h) solely with respect to Participants employed in an Eligible Classification on or after May 12, 1997, but before May 12, 1998, $10.40 for Severances occurring on or after May 12, 1997, but before May 12, 1998;

         (i) solely with respect to Participants employed in an Eligible Classification on or after May 12, 1998, but before May 12, 1999, $10.60 for Severances occurring on or after May 12, 1998, but before May 12, 1999;

         (j) solely with respect to Participants employed in an Eligible Classification on or after May 12, 1999, but before June 12, 2000, $10.85 for Severances occurring on or after May 12, 1998, but before May 12, 1999;

         (k) solely with respect to Participants employed in an Eligible Classification on or after June 12, 2000, but before June 12, 2001, $11.00 for Severances occurring on or after June 12, 2000, but before June 12, 2001;

         (l) solely with respect to Participants employed in an Eligible Classification on or after June 12, 2001, but before June 12, 2002, $11.20 for Severances occurring on or after June 12, 2001, but before June 12, 2002; and

         (m) solely with respect to Participants employed in an Eligible Classification on or after June 12, 2002, $11.40 for Severances occurring on or after June 12, 2002.

         5.2 Minimum Benefit . Notwithstanding any other provision hereof, no Participant covered under the Prior Plan shall receive a normal retirement benefit the Actuarial Equivalent of which is less than that which would have been provided if the Prior Plan had continued in effect without amendment until the Participant's Normal Retirement Date, assuming that the Participant's compensation for calendar year 1980, as determined under the Prior Plan for purposes of calculating benefits, remained at such level until his Normal Retirement Date. A Participant receiving a deferred vested benefit or early retirement benefit shall have a minimum benefit determined by multiplying the minimum normal retirement benefit above by a fraction, the numerator of which is the Participant's actual Years of Credited Service and the denominator of which is the number of Years of Credited Service the Participant would have had if he had worked to Normal Retirement Date in an eligible classification. In no event, however, shall the amount of such minimum benefit be less than the Participant's vested accrued benefit determined under the Prior Plan as of November 1, 1980.

         5.3 Late Retirement . A Participant who is credited with at least one Hour of Service and who is eligible for benefits under Section 4.2 shall receive a monthly pension, calculated as under Section 5.1, based on his Years of Credited Service and the benefit level in effect on his Late Retirement Date. In no event shall the normal retirement benefit computed hereunder be less than the actuarial equivalent of the benefit the Participant would have been entitled to on his normal retirement date. Notwithstanding the foregoing, a Participant who has commenced receiving a monthly pension benefit and accrues additional Credited Service without having his benefit suspended under Section 5.10, because either (i) his reemployment does not constitute Qualified Reemployment, or (ii) his benefit is required to commence under Section 7.1, shall have his Accrued Benefit computed by offsetting the value of the monthly pension benefits paid against additional benefit accruals attributable to full or partial Years of Credited Service for Computation Periods ending after the Participant's Normal Retirement Date.

         5.4 Early Retirement . A Participant who is eligible for benefits under
Section 4.3 shall receive either:

         (a) a reduced monthly pension, calculated as under Section 5.1, based on his Years of Credited Service and reduced by 1/180 for each of the first 60 full calendar months and by 1/360 for each of the next 60 full calendar months by which the commencement of his benefit precedes his Normal Retirement Date; or

         (b) a deferred, unreduced monthly pension, calculated as under Section 5.1, based on his Years of Credited Service, with payment commencing on his Normal Retirement Date.

         5.5 Disability Retirement.

         (a) A Participant who is eligible for disability benefits under both a long term disability plan maintained by the Company and Section 4.4 of this Plan shall receive an annual pension, payable monthly, commencing on his Normal Retirement Date or, if he so elects, his Early Retirement Date. Such Participant will continue to accrue a Year of Credited Service for each Computation Period from his Disability Retirement Date until his Normal Retirement Date (or Early Retirement Date, if applicable) during which his Total Disability continues in accordance with Section 4.4. Such Participant's monthly benefit shall be his Accrued Benefit as of his Normal or Early Retirement Date, as applicable, reduced in accordance with Subsection 5.4(a) if benefits commence before Normal Retirement Date. In the event of the Participant's death prior to the commencement of benefits under this Section, death or survivor's benefits shall be paid only in accordance with other provisions of this Article 5.

          (b)  A Participant who is eligible for disability benefits under
Section 4.4 but who is not eligible for disability benefits under a long term disability plan maintained by the Company (or if the Company does not maintain a long term disability plan) shall receive an immediate monthly pension, calculated as under Section
5.1, based on his Years of Credited Service under Article 3 to his Disability Retirement Date, and reduced (1) by 1/180 for each of the first 60 full calendar months by which his disability retirement precedes his Normal Retirement Date and (2) by 1/360 for each of the next 60 full calendar months.

          (c) Disability benefits determined under this Section shall be reduced by any amounts payable on a periodic basis under workers' compensation, but not by workers' compensation awards payable in a single sum.

         5.6 Transfers . An Employee who is eligible for benefits under Article 4 and who has been transferred out of an Eligible Classification, but continues to be employed with the Company or an Affiliated Entity, shall have his Accrued Benefit computation based upon his Years of Credited Service and the benefit level in effect under Section 5.1 on the date of his actual Severance with the Company and Affiliated Entities.

         5.7 Surviving Spouse's Benefit . In the event of the death of a Participant (1) who has a surviving Spouse, (2) who at his death has any vested interest in his Accrued Benefit under the Plan, and (3) who either (A) has not yet terminated employment with the Company and all Affiliated Entities or (B) has terminated employment with the Company and all Affiliated Entities, but whose benefit has not yet commenced, such surviving Spouse shall receive a survivor's benefit. Such benefit shall be a monthly pension for the life of the Spouse, if then living, commencing an the first day of any month following the earliest date on which the Participant could have elected to receive immediate retirement benefits, but not later than the date that would have been the Participant's Normal Retirement Date, as elected in writing by the Spouse. The benefit shall be equal to the benefit such Spouse would have received if the Participant (1) had terminated his employment on the earlier of (A) the date of his death or (B) the date of his actual termination of employment, (2) had survived to the benefit commencement date elected by the Spouse under the preceding sentence, (3) had retired with an immediate retirement benefit in the normal form under Section 7.3(a), and (4) had died on the following day.

         5.8 Post-Retirement Death Benefit . In the event of the death of a Participant after his retirement and election of a form of benefit under Article 7, his beneficiary shall be entitled to receive any amount which may be payable under the form of benefit in effect.

         5.9 Maximum Benefit . The maximum annual pension payable under the Plan shall be the lesser of the amounts described in (i) and (ii) below:

         (i) 100% of the Participant's average Compensation for his three consecutive highest paid years; or

         (ii) the following Defined Benefit Dollar Limitation:

         (A) For Plan Years ending on or before December 31, 2001, the Defined Benefit Dollar Limitation is $90,000.

         (B) For Plan Years ending after December 31, 2001, the Defined Benefit Dollar Limitation is $160,000.

         The amounts set forth in, subparagraph (ii) above shall be automatically adjusted each Plan Year to take into account any cost-of-living Adjustment Factor provided for the Plan Year ending within the calendar year of the date of the adjustment, as provided under section 415(d) of the Code.

         If the Participant is, or has ever been covered by more than one defined benefit plan maintained by the 50% Affiliated Entities, his benefit under this Plan shall be reduced if necessary, so that the sum of the Participant's annual benefits from all such plans does not exceed the maximum benefit specified above.

         For purposes of this Plan, the following definitions apply:

         "Adjustment Factor" means the cost-of-living adjustment factor set by the Secretary of the Treasury under section 415(d) of the Code, applied to such items and in such manner as the Secretary requires.

         "Current Accrued Benefit" means a Participant's accrued benefit under the Plan, determined as if the Participant had separated from service on September 30, 1987, when expressed as an annual benefit within the meaning of section 415(b)(2) of the Code. The following items are to be disregarded in determining a Participant's Current Accrued Benefit:

         (i) Any changes in the Plan after May 5, 1986; and

         (ii)  Any  cost-of-living  adjustment  occurring  after  May  5,  1986.

         "Defined Benefit Dollar  Limitation"  means the limitation set forth in section 415(b)(1) of the Code.

         "Defined Benefit Fraction" means a fraction, the numerator of which is the sum of the Participant's projected annual benefits under all the defined benefit plans (whether or not terminated) maintained by the 50% Affiliated Entities, and the denominator of which is the lesser of 125% of the dollar limitation determined for the Plan Year under sections 415(b) and (d) of the Code or 140% of the highest average compensation including any adjustments under section 415(b) of the Code.

         Notwithstanding the above, if the Participant was a Participant as of October 1, 1987 in one or more defined benefit plans maintained by the 50% Affiliated Entities which were in existence on May 6, 1986, the denominator of this fraction will not be less than 125% of the sum of the annual benefits under such plans which the Participant had accrued as of September 30, 1987, disregarding any changes in the terms and conditions of the plans after May 5, 1986. The preceding sentence applies only if the defined benefit plans individually and in the aggregate satisfied the requirements of section 415 for all limitation years beginning before January 1, 1987.

         "Defined Contribution Dollar Limitation" means $30,000 or, if greater, one-fourth of the Defined Benefit Dollar Limitation in effect for the Plan Year.

         "Defined Contribution Fraction" means a fraction, the numerator of which is the sum of the annual additions to the Participant's account under all the defined contribution plans (whether or not terminated) maintained by the employer for the current and all prior limitation years, (including the annual additions attributable to the Participant's non-deductible employee contributions to this and all other defined benefit plans (whether or not terminated) maintained by the 50% Affiliated Entities, and the annual additions attributable to all welfare benefit funds, as defined in section 419(e) of the Code under which amounts attributable to post- retirement medical benefits are allocated to separate accounts of key employees as defined in section 419(A)(d)(3) of the Code, or individual medical accounts, as defined in section 415(l)(2) of the Code, maintained by the 50% Affiliated Entities), and the denominator of which is the sum of the maximum aggregate amounts for the current and all prior limitation years of service with the 50% Affiliated Entities (regardless of whether a defined contribution plan was maintained by the 50% Affiliated Entities). The maximum aggregate amount in any limitation year is the lesser of 125% of the dollar limitation determined under sections 415(b) and (d) of the Code in effect under section 415(c)(1)(A) of the Code or 35% of the Participant's Compensation for such year.

         If the Employee was a Participant as of the first day of the first limitation year beginning after December 31, 1986, in one or more defined contribution plans maintained by the 50% Affiliated Entities which were in existence on May 6, 1986, the numerator of this fraction will be adjusted if the sum of this fraction and the defined benefit fraction would otherwise exceed 1.0 under the terms of this Plan. Under the adjustment, an amount equal to the product of (1) the excess of the sum of the fractions over 1.0 times (2) the denominator of this fraction, will be permanently subtracted from the numerator of this fraction. The adjustment is calculated using the fractions as they would be computed as of the end of the last limitation year beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the plans made after May 5, 1986, but, using the Code section 415 limitation applicable to the first limitation year beginning on or after January 1, 1987.

         The annual addition for any limitation year beginning before January 1, 1987, shall not be recomputed to treat all employee contributions as annual additions.

         "Social Security Retirement Age" means the age used as the retirement age for the Participant under section 216(l) of the Social Security Act, except that such section shall be applied without regard to the age increase factor, and as if the early retirement age under section 216(l)(2) of such Act was 62. For example, as of January 1, 1987, the Social Security Retirement Age is age 65 for a Participant born before January 1, 1938, age 66 for a Participant born after December 31, 1937 but before January 1, 1955, and 67 for a Participant born after December 31, 1954.

         (a) Adjustment for Alternative Form of Payment. If any retirement benefit under this Plan is payable in any form other than a straight life annuity with no ancillary benefits, the Plan benefit is to be adjusted to a straight life annuity beginning at the same age which is the actuarial equivalent of such benefit, using an interest rate of (a) the rate used for determining Actuarial Equivalent or (b) 5%, whichever is greater, in accordance with rules determined by the Commissioner of Internal Revenue. For the purposes of the adjustment described in this Section the following values will not be taken into account:

         (i) the value of a qualified joint and survivor annuity as defined in Code section 401(a)(11)(G)(iii) to the extent that such value exceeds the sum of the value of a straight life annuity beginning on the same date, and the value of any post- retirement death benefits that would be payable absent the qualified joint and survivor annuity;

         (ii) the value of benefits not directly related to retirement benefits, such as pre-retirement death benefits; and

         (iii) the value of benefits which reflect post-retirement cost of living increases pursuant to section 415(d)(1) of the Code.


         (b) Adjustment for Early Retirement. If the retirement benefit of a Participant commences before the Participant's Social Security Retirement Age (or for Plan Years beginning after December 31, 2001, age 62), the Defined Benefit Dollar Limitation shall be adjusted so that it is the actuarial equivalent of an annual benefit equal to the Defined Benefit Dollar Limitation, multiplied by the Adjustment Factor, as prescribed by the Secretary of the Treasury, beginning at the Social Security Retirement Age (or for Plan Years beginning after December 31, 2001, age 62). The adjustment provided for in the preceding sentence shall be made in such manner as the Secretary of the Treasury may prescribe which is consistent with the reduction for old-age insurance benefits commencing before the Social Security Retirement Age under the Social Security Act.

         (c) Adjustment for Deferred Retirement. If the retirement benefit of a Participant commences after the Participant's Social Security Retirement Age (or for Plan years beginning after December 31, 2001, age 65), the Defined Benefit Dollar Limitation shall be adjusted so that it is the actuarial equivalent of a benefit equal to the Defined Benefit Dollar Limitation beginning at the Social Security Retirement Age (or for Plan Years beginning after December 31, 2001, age 65), multiplied by the Adjustment Factor as provided by the Secretary of the Treasury, based on the lesser of the interest rate assumption under the Plan or on an assumption of 5% per year.

         (d) Defined Benefit Exception. Notwithstanding the preceding limitations of this Section to the contrary, the annual benefit (without regard to the age at which benefits commence) payable with respect to a Participant under the Plan will not be deemed to exceed the limitations or annual benefits of this Section if:

         (i) the retirement benefits derived from Employer contributions payable with respect to the Participant under the Plan together with any other defined benefit plans of the Employer do not, in the aggregate, exceed $10,000 for the limitation year or for any prior limitation year without regard to any Employee contributions made to any such Plans, or other adjustments related to early retirement or benefits payable in a form other than a straight life annuity; and

         (ii) the Employer has not at any time maintained a defined contribution plan, a welfare benefit plan as defined in section 419(e) of the Code, or an individual medical account as defined in section 415(l)(2) of the Code, which provides an annual addition as defined in section 415(c)(2) of the Code, in which the Participant participated.

          (e)  Adjustment of Limitation for Years of Service or
Participation.

         (i) Defined Benefit Dollar Limitation. If a Participant has completed less than ten years of participation in the Plan, the Participant's accrued benefit shall not exceed the Defined Benefit Dollar Limitation as adjusted by multiplying such amount by a fraction, the numerator of which is the Participant's number of years (or part thereof) of participation in the Plan, and the denominator of which is ten. A Participant's years of participation shall be computed in the same manner as Years of Credited Service.


         (ii) Other Defined Benefit Limitations. If a Participant has completed less than ten Years of Service, the limitations described in sections 415(b)(1)(B) and 415(b)(4) of the Code shall be adjusted by multiplying such amounts by a fraction, the numerator of which is the Participant's number of Years of Service (or part thereof), and the denominator of which is ten.

         (iii) Limitations on Reductions. In no event shall Sections (e)(i) and
(ii) reduce the limitations provided under sections 415(b)(1) and (4) of the Code to an amount less than one-tenth of the applicable limitation (as determined without regard to this Section (e)).

         (iv) Application to Changes in Benefit Structure. To the extent provided by the Secretary of the Treasury, this Section (e) shall be applied separately with respect to each change in the benefit structure of the Plan.

         (f) Protection of Current Accrued Benefit. If the Current Accrued Benefit of an individual who is a Participant, as of October 1, 1987, exceeds the benefit, limitations under section 415(b) of the Code (as modified by Sections (b), (c) and (e) above), then, for purposes of Code section 415(b) and
(e), the Defined Benefit Dollar Limitation with respect to such individual shall be equal to such Current Accrued Benefit.

         (g) Cost of Living Adjustments for Terminated Participants. In the case of a terminated Participant, the one 100% limitation on annual benefits of this Section shall be automatically adjusted to reflect any regulations issued by the Secretary of the Treasury pursuant to section 415(d) of the Internal Revenue Code, concerning cost of living adjustment.

         (h) Combined Plan Limitation. For limitation years beginning before January 1, 2000, if the Participant is or ever has been covered by another plan maintained by the 50% Affiliated Entities that provides an annual addition as defined in section 415(c)(2) of the Code, including a defined contribution plan, a funded welfare benefit plan as defined in section 419(e) of the Code, or an individual medical account as defined in section 415(l)(2) of the Code, his benefit under this Plan shall be reduced if necessary, so that the sum of the defined benefit fraction and the defined contribution fraction does not exceed
1.0 for such Plan Year.

         (i) Limitation Year. The limitation year shall be the Plan Year.

         5.10 Suspension of Benefits on Reemployment.

         (a) (1) In the event that a Participant is employed in Qualified Re-employment, the benefits otherwise payable to the Participant shall be suspended for each calendar month in which he continues his Qualified Reemployment. In addition, except as required by Section 7.1 or section 401(a)(9) of the Code, no benefits shall be paid during the Qualified Reemployment of a Participant who continues in the employ of the Company or an Affiliated Entity after his Normal Retirement Date. The rules relating to such a suspension of benefits and their subsequent resumption are described in this Section.

         (2) The Administrator shall notify the Participant by first class mail of the suspension of his pension benefits during the first month in which the Participant is engaged in Qualified Reemployment.

         (3) Each Participant receiving benefits under the Plan shall be required to give notice to the Administrator of any employment relationship which such Participant has with the Company or any Affiliated Entity. The Administrator shall have the right to use all reasonable efforts to determine whether such employment constitutes Qualified Reemployment. The Administrator shall also have the right to require the Participant to provide information sufficient to prove that such employment does not constitute Qualified Reemployment.

         (4) A Participant may request the Administrator to make a determination as to whether specific contemplated employment constitutes Qualified Re-employment. The Administrator shall respond to such request in writing within 60 days of the Administrator's receipt of the request.

         (5) Pension benefit payments to the Participant will resume (or commence) no later than the first day of the third calendar month following the month in which his Qualified Reemployment ceases or, if later, the first day of the calendar month following receipt by the Administrator of the Participant's notice that his Qualified Reemployment has ceased. The initial resumption payment shall include payment for the current month and for all previous calendar months since the cessation of the Participant's Qualified Reemployment.

         (6) The Administrator shall offset resumed pension benefits by an amount equal to any pension benefits which were paid to the Participant with respect to a calendar month in which the Participant was engaged in Qualified Reemployment. However, the offset to any monthly pension benefit, other than the initial resumption payment, shall not exceed 25% of such monthly benefit. Any remaining offset shall be applied to pension benefits payable in subsequent months.

         (b) In the event that a Participant is employed by the Company or an Affiliated Entity under any circumstances other than a described in Subsection
(a), the benefits otherwise payable to the Participant shall be continued during such period of reemployment.

                            ARTICLE 6
                             VESTING

         6.1 Eligibility . A Participant who has a Severance with the Company and all Affiliated Entities after he has accrued five Years of Service shall be eligible for a deferred vested benefit commencing on his Normal Retirement Date, if he is then living. Prior to October 1, 1989, a Participant who had a Severance after he accrued ten Years of Service was fully vested and eligible for a deferred vested benefit commencing on his Normal Retirement Date. If a Participant has accrued (a) 15 Years of Service or (b) in the case of a Participant who was a participant in the Prior Plan as of October 31, 1980, ten Years of Service, he shall be eligible for early retirement benefits commencing, upon his request, on or after his Early Retirement Date, if he is then living. Notwithstanding the foregoing, a Participant shall be fully vested in his Accrued Benefit upon the later of the date the Participant attains age 65, or the fifth anniversary of the time a Participant commences participation in the Plan. For Plan Years prior to October 1, 1990, a Participant who attained age 65 was fully vested without regard to his Years of Service and shall continue to be fully vested.

         6.2 Amount of Benefit . A Participant who meets the requirements of
Section 6.1 shall receive (a) a monthly pension at Normal Retirement Date equal to the Accrued Benefit he would have received under Section 5.1, calculated as if his termination of employment date had been his Normal Retirement Date, (b) if he had accrued (i) 15 Years of Service or (ii) ten Years of Service if he was a participant in the Prior Plan as of October 31, 1980, as of the date of his termination of employment with the Company and all Affiliated Entities, an early retirement benefit, upon attaining age 55, in an amount reduced under Section 5.4, or (c) a monthly pension at his Late Retirement Date calculated under
Section 5.3.

         6.3 Form and Payment of Benefit . Deferred vested benefits shall be paid monthly, in the form provided under Section 7.3, unless the Participant elects an optional form of benefit under Section 7.4.

     6.4 Termination of Benefit . The last deferred vested benefit payment hereunder shall be made in accordance with the provisions of Article 7.

                            ARTICLE 7
                      PAYMENTS OF BENEFITS

         7.1 Earliest and Latest Commencement of Benefits.

         (a) Benefit payments shall commence on the applicable date otherwise specified herein, provided, however, that unless a Participant elects otherwise, payment of such benefits under the Plan shall commence no later than 60 days after the close of the Plan Year in which occurs the later of:

         (i) the date on which the Participant attains his Normal Retirement Date, or

         (ii) the date the Participant terminates his employment with the Company, provided, however, that if the amount of payment otherwise required cannot be ascertained by such date, a payment retroactive to such date may be made no later than 60 days after the earliest date on which the amount of such payment can be ascertained.

         (b) To the extent that there is any conflict between the provisions of Code section 401(a)(9) and the Regulations thereunder and any other provision in the Plan, the provisions of Code section 401(a)(9) and the Regulations thereunder will control.

         (c) Latest Commencement.

         (i) Distribution to a Participant must begin no later than the first day of April following the calendar year in which occurs the later of (i) the date the Participant attains age 70 1/2 or (ii) the date the Participant terminates his employment with the Company; provided, however, that benefit distributions to a Five Percent Owner (as defined in section 416(i) of the Code) must be made by the April 1 of the calendar year following the calendar year in which the Participant attains age 70 1/2.

         (ii) A Participant who (1) attained age 70 1/2 in a year prior to January 1, 1996; (2) has not terminated his employment with the Company; (3) currently receives required distributions and (4) is not a Five Percent Owner (as defined in section 416(i) of the Code), may suspend his Required Distributions until the date the Participant terminates his employment with the Company if such Participant notifies the Company prior to February 28, 2002.

         (iii) Any Participant attaining age 70 1/2 in calendar years after 1995 may elect by April 1 of the calendar year following the year in which the Participant attained age 70 1/2, (or by December 31, 1997 in the case of a Participant attaining age 70 1/2 in 1996) to begin to receive such Participant's distribution no later than April 1 of the calendar year following the year in which the Participant attained age 70 1/2, (or by December 31, 1997 in the case of a Participant attaining age 70 1/2 in 1996). If no such election is made, the Participant will receive such Participant's single sum payment by the April l of the calendar year following the year in which the Participant incurs a Termination of Employment.

         7.2 Payment of Benefits . Benefits shall be paid monthly in an amount which shall be the Actuarial Equivalent of the benefit calculated under Article 5.

         7.3 Normal Form of Benefit.

         (a) The normal form of benefit for a Participant who has a Spouse shall be an Actuarially Equivalent joint and survivor annuity, with monthly installments payable after the death of the retired Participant to the Spouse, if then living, for the life of such Spouse in an amount equal to 50% of the benefit paid to the retired Participant.

         In the case of a late retirement, the Actuarial Equivalent will be determined on the basis of the difference between the ages of the Participant and his Spouse as of the Participant's Late Retirement Date.

         (b) In the case of retirement where the Participant has no Spouse living when benefit payments commence, the sole form of benefit shall be a single life annuity with equal monthly installments payable to the retired Participant during his lifetime, subject to the exception noted in Section 7.10.

         7.4 Optional Forms of Benefits . In the case of a Participant whose normal form of benefit is determined under Section 7.3(a), the Participant, on forms to be provided by the Administrator, may elect, subject to the rules of
Section 7.5, one of the following Actuarially Equivalent optional forms of benefit:

         (a) a single life annuity payable in equal monthly installments to the retired Participant for his life; or

         (b) a joint and survivor annuity with the Participant's Spouse, payable in monthly installments to the retired Participant for his life and with 100% or 75% of the amount of such monthly installment payable after the death of the retired Participant to the Spouse of such Participant, if then living, for the life of such Spouse.

         7.5 Rules for Election of Optional Benefits . The following rules-shall be uniformly and non- discriminatorily applied with respect to the election of optional forms of benefits by filing written notice in the form and manner prescribed by the Administrator.

         (a) A Participant who has a Spouse may elect to receive an optional form of benefit only if (1) the Spouse (A) consents in writing not to receive the normal form of benefit or the form of benefit described in Section 7.4(b), and (B) if applicable, consents in writing to the specific beneficiary or beneficiaries designated by the Participant pursuant to his election, (2) such consent acknowledges its own effect, and (3) such consent is witnessed by a notary public. A Participant is not required to comply with the above steps if he establishes to the satisfaction of a Plan representative that he either has no Spouse or that his Spouse cannot be located.

         (b) The Participant shall have the right to revoke his waiver of the automatic payment of benefits in the form of a joint and survivor annuity. Such revocation may be made at any time prior to the Participant's annuity starting date.

         (c) In the event of the death of the Participant's Spouse before the first day of the month for which a Participant's benefit payments are scheduled to commence, but after an election of a joint and survivor annuity has been made hereunder, the election shall be automatically revoked.

         (d) In the event of the death of the Participant before his Normal Retirement Date and before attaining a vested interest under Section 6.1, neither the Participant nor his Spouse shall receive benefits hereunder.

         7.6 Explanations to Participants . The Administrator shall no less than 30 days and no more than 90 days before his benefits are to commence provide to each Participant a written explanation of:

         (a) the terms and conditions of the normal form of benefit;

         (b) the Participant's right to waive the normal form of benefit and the effect of such waiver;

         (c) the rights of the Participant's Spouse with respect to such waiver; and

         (d) the right to revoke an election to receive an optional form of benefit and the effect of such revocation.

         7.7 Termination of Benefits . The last benefit payment hereunder shall be made for the month in which occurs:

         (a) in the case of a single life annuity, the death of the retired Participant;

         (b) in the case of a surviving Spouse's benefit or a joint and survivor benefit, the later of the death of the retired Participant and the Spouse of such Participant, or

         (c) in the case of a single sum payment, the distribution of such benefit payment.

         7.8 Mailing Address . Benefit payments and notifications hereunder to a Participant shall be deemed made when mailed to the last address furnished to the Administrator.

         7.9 Small Benefit Payments . Notwithstanding any other provision of the Plan, (a) if the amount of any monthly payment of benefits under this Plan shall be less than $50.00, such benefit may be paid, at the Administrator's discretion, in Actuarially Equivalent quarterly, semi-annual, or annual amounts, or (b) if the Actuarially Equivalent single sum value of a Participant's Accrued Benefit for any Plan Year is less than the dollar amount prescribed by section 411(a)(11) of the Code for such Plan Year, such benefit may be paid in a single sum.

         7.10 Single Sum Payments . Notwithstanding any other provision hereof, each Participant who was a participant in the Prior Plan as of October 31, 1980 and who becomes eligible to receive normal, late, early or disability retirement benefits under Sections 4.1 through 4.4 respectively, may elect to receive, upon his retirement, a single sum payment equal to the present value of his Accrued Benefit as of his retirement date. The single sum amount payable to such Participant shall be calculated in accordance with Schedule A. Any such election shall be made in accordance with the rules set forth in Section 7.5.

         7.11 Eligible Rollover Distributions.

         (a) Direct Rollover Election. Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributee's election under this Section, a distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an eligible rollover distribution paid directly to an eligible retirement plan specified by the distributee in a direct rollover.

         (b) Definitions. For purposes of this Section, the following definitions shall apply

         (1) Eligible Rollover Distribution: An "eligible rollover distribution" is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated beneficiary or for a specified period of ten years or more; any distribution to the extent such distribution is required under section 401(a)(9) of the Code; and the portion of any distribution that is not includable in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

         (2) Eligible Retirement Plan: An "eligible retirement plan" is an individual retirement account described in section 408(a) of the Code, an individual retirement annuity described in section 408(b) of the Code, an annuity plan described in section 403(a) of the Code, or a qualified trust described in section 401(a) of the code, that accepts the distributee's eligible rollover distribution. However, in the case of an eligible rollover distribution to the surviving spouse, an eligible retirement plan is an individual retirement account or individual retirement annuity or distributions made after December 31, 2001, the term "eligible retirement plan" shall also include an annuity contract described in Code section 403(b) and a plan under section 457(b) of the Code which is maintained by a state, political subdivision of a state, or any agency or instrumentality of a state or political subdivision of a state and which agrees to separately account for amounts transferred into such plan from this Plan. For distributions made after December 31, 2001, the term "eligible retirement plan" shall also apply in the case of a distribution to a surviving spouse or to a spouse or former spouse who is an alternate payee under a qualified domestic relationship order a defined under Code section 414(a).

         (3) Distributee: A "distributee" includes an employee or former employee. In addition, the employee's or former employee's surviving spouse and the employee's or former employee's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in section 414(p) of the Code, are distributees with regard to the interest of the spouse or former spouse.

         (4) Direct Rollover: A "direct rollover" is a payment by the Plan to the eligible retirement plan specified by the distributee.

                                   ARTICLE 8
                              THE FUND AND FUNDING

         8.1 Company Contributions . The benefits provided under the Plan shall be financed exclusively by contributions made from time to time to the Trustee by the Company and by the Fund created thereby. Subject to the provisions of applicable law, the liability of the Company under the Plan shall be limited to the contributions determined by the Company from time to time in accordance with the advice and counsel of the Actuary. The funding policy applicable to the Fund shall be established by the Administrator and reviewed from time to time. All contributions are conditioned on their deductibility for Federal income tax purposes in the Plan Year for which they are contributed.

         8.2 Use of Company Contributions . The contributions deposited under the terms of this Plan shall constitute the Fund held for the benefit of Participants, former Employees, and their eligible survivors under and in accordance with this Plan. No part of the corpus or income of the Fund shall be used for or diverted to purposes other than exclusively for the benefit of such Participants, former Employees, and their eligible survivors and for necessary administrative costs; provided, that, in the event of the termination of the Plan and after all fixed and contingent liabilities, as defined under the Code and ERISA, shall have been satisfied and after satisfying the requirements of Title IV of ERISA, including the procedures established by the Pension Benefit Guaranty Corporation, any remaining funds attributable to contributions by the Company shall revert to the Company; and further provided that, in the case of a contribution (a) made by the Company as a mistake of fact, or (b) for which a tax deduction is disallowed, in whole or in part, by the Internal Revenue Service, or (c) which is conditioned upon the initial qualification of the Plan under section 401(a) of the Code, the Company shall be entitled to a refund of said contributions (1) within one year after payment of a contribution made as a mistake of fact, or (2) within one year after disallowance, to the extent of such disallowances, or (3) within one year of the date on which the initial qualification of the Plan is denied by the Internal Revenue Service, as the case may be.

         8.3 Time of Contribution . The Company shall make its contribution for each Plan Year by delivery of the same to the Trustee within such time as will permit such contribution to be deductible under the Code with respect to such Plan Year and will satisfy any minimum funding obligation under section 412 of the Code.

         8.4 Trust Accounts . The Trustee, pursuant to the Trust Agreement, shall record contributions to the Fund and allocate investment gains or losses of, and benefit payments and expenses paid from, the Fund.

         8.5 Forfeitures . Forfeitures shall not be applied to increase the benefits of any Participant, but shall reduce the contributions of the Company hereunder.

         8.6 Expenses of Administration . All expenses of administration of this Plan shall be paid from the Fund unless paid directly by the Company.

         8.7 Sole Source of Benefits . The Fund shall be the sole source for the provision of benefits under the Plan. Neither the Company, the Administrator, nor any administrative committee member, if so appointed, or other person shall be liable therefor.

                            ARTICLE 9
                         ADMINISTRATION

         9.1 Duties and Responsibilities of Fiduciaries; Allocation of Fiduciary Responsibility . A fiduciary to the Plan shall have only those specific powers, duties, responsibilities, and obligations as are explicitly given him under the Plan and Trust Agreement. In general, the Board of Directors shall have the sole responsibility for appointing the Trustee and the Administrator and determining the funding policy of the Plan. The Administrator shall have the sole responsibility for the administration of the Plan, as more fully described in
Section 9.2 and the manner in which Trust assets may be invested. It is intended that each fiduciary shall be responsible only for the proper exercise of his own powers, duties, responsibilities, and obligations under the Plan and Trust Agreement, and shall not be responsible for any act or failure to act of another fiduciary. A fiduciary may serve in more than one fiduciary capacity with respect to the Plan.

         9.2 Powers and Responsibilities of the Administrator.

         (a) Administration of the Plan. The Administrator shall have all powers necessary to administer the Plan, including the power to construe and interpret the Plan documents; to decide all questions relating to an Employee's eligibility to participate in the Plan; to determine the amount, manner, and timing of any distribution of benefits under the Plan; to establish reasonable policies and procedures, including without limitation procedures to determine the qualified status of domestic relations orders, as provided in section 414(p) of the Code, which relate to the Plan, and to administer distributions under such orders; to resolve any claim for benefits in accordance with Sections 9.7 and 9.8; and to appoint or employ advisors, including investment managers and advisers, consultants and legal counsel, to render advice with respect to any of the Administrator's responsibilities under the Plan. Any construction, interpretation, or application of the Plan by the Administrator shall be final, conclusive, and binding. All actions by the Administrator shall be taken pursuant to uniform standards applied to all persons similarly situated. The Administrator shall have no power to add to, subtract from, or modify any of the terms of the Plan, or to change or add to any benefits provided by the Plan, or to waive or fail to apply any requirements of eligibility for a benefit under the Plan. However, the Administrator shall have discretionary authority to exercise all powers and make all determinations, consistent with the terms of the Plan, in all matters entrusted to it and its determinations shall be given deference and shall be final and binding on all interested parties.

         (b) Records and Reports. The Administrator shall be responsible for maintaining sufficient records to reflect the Computation Periods in which an Employee is credited with one or more Years of Service for purposes of determining his eligibility and vested interest in his Account under the Plan, and the Years of Credited Service of each Participant for purposes of determining the amount of the Participant's Accrued Benefit under the Plan. The Administrator shall be responsible for submitting all required reports and notifications relating to the Plan to Participants or their Beneficiaries, the Internal Revenue Service, and the Department of Labor.

         (c) Furnishing Trustee with Instructions. The Administrator shall be responsible for furnishing the Trustee and written instructions regarding all contributions to the Trust, all distributions to Participants in accordance with
Article 7. In addition, the Administrator shall be responsible for furnishing the Trustee with any further information regarding the Plan which the Trustee may request for the performance of its duties or for the purpose of making any returns to the Internal Revenue Service or Department of Labor as may be required of the Trustee.

         (d) Rules and Decisions. The Administrator may adopt such rules as it deems necessary, if desirable or appropriate in the administration of the Plan. All rules and decisions of the Plan Administrator shall be applied uniformly and consistently to all Participants in similar circumstances. When making a determination or calculation, the Administrator shall be entitled to rely upon information furnished by a Participant or Beneficiary, the Affiliated Entities, the legal counsel of the Affiliated Entities, or the Trustee.

         (e) Application and Forms for Benefits. The Administrator may require a Participant or Beneficiary to complete and file with it an application for a benefit, and to furnish all pertinent information requested by it. The Administrator may rely upon all such information so furnished to it, including the Participant's or Beneficiary's current mailing address.

         (f) Facility of Payment. Whenever, in the Administrator's opinion, a person entitled to receive a payment of a benefit or installment thereof is under a legal disability or is incapacitated in any way so as to be unable to manage his financial affairs, it may direct the Trustee to make payments to such person or to the legal representative or to a relative or friend of such person for that person's benefit, or it may direct the Trustee to apply the payment for the benefit of such person in such manner as it considers advisable.

         9.3 Allocation of Duties and Responsibilities . The Administrator may by written instrument allocate among its members or employees any of its duties and responsibilities not already allocated under the Plan or may designate persons other than members or employees to carry out any of the Administrator's duties and responsibilities under the Plan. Any such duties or responsibilities thus allocated must be described in the written instrument. If a person other than an Employee of the Affiliated Entities is so designated, such person must acknowledge in writing his acceptance of the duties and responsibilities allocated to him.

         9.4 Appointment of the Administrator . The Board of Directors shall designate the Administrator who shall administer the Plan. Such Administrator may consist of an individual or a committee of two or more individuals (whether or not, in either case, the individual or any of such individuals are Employees), a consulting company or other independent agent, the Trustee (with its consent), or the Company. The Administrator shall be charged with the full power and the responsibility for administering the Plan in all its details. If no Administrator has been appointed by the Board of Directors or if the person designated as Plan Administrator is not serving as such for any reason, the Company shall be deemed to be the Plan Administrator of the Plan. The Plan Administrator may be removed by the Board of Directors or may resign by giving notice in writing to the Board of Directors and in the event of the removal, resignation, death, or other termination of service by the Administrator, the Board of Directors shall, as soon as practicable, appoint a successor Administrator, such successor thereafter to have all of the rights, privileges, duties, and obligations of the predecessor Administrator.

         9.5 Expenses . The Trust shall pay all expenses authorized and incurred by the Administrator in the administration of the Plan except to the extent such expenses are paid by the Company. No compensation shall be paid to a fiduciary who is an Employee.

         9.6 Liabilities . The Administrator and each person to whom duties and responsibilities have been allocated pursuant to Section 9.3 may be indemnified and held harmless by the Company with respect to any alleged breach of responsibilities performed or to be performed hereunder. The Company and each Affiliated Entity that may adopt this Plan shall indemnify and hold harmless the Administrator (including any individual Employee performing duties on behalf of the Plan Administrator) against all claims, liabilities, fines, and penalties, and all expenses reasonably incurred by or imposed upon him (including, but not limited to, reasonable attorney's fees) which arise as a result of actions or failure to act in connection with the operation and administration of the Plan.

         9.7 Adverse Determinations . If at any time the Administrator makes a determination adverse to a Participant or any other claimant with respect to a written claim for benefits or participation under the Plan, the Administrator shall notify the claimant in writing of such determination setting forth:

         (a) the specific reason therefor;

         (b) the reference to the specific provision or provisions hereof on which such determination is based;

         (c) a description of any additional material or information necessary for the claimant to perfect the claim and an explanation of why such material or information is necessary; and

         (d) an explanation of the rights and procedures set forth in Section
9.8 hereof and a statement of a claimant's right to bring action under ERISA
Section 502(a).

         The Administrator's decision shall be forwarded to the claimant within 90 days of the Administrator's receipt of the claim; provided, however, that in special circumstances the Administrator may extend the response period for up to an additional 90 days, provided that the Administrator so notifies the claimant in writing prior to the end of the initial 90-day review period and specifies the reason or reasons for such extension and the date by which the Administrator expects to render a benefit determination.

         9.8 Appeal from Adverse Determination . A Participant or any other claimant who receives notice of an adverse determination by the Administrator with respect to his claim may himself or through his duly authorized representative:

         (a) request in writing within 60 days of receipt of such notice a review of the Administrator's determination;

         (b) review pertinent documents; and

         (c) submit issues and comments with respect to the controversy in writing to the Administrator.

         The Administrator shall notify the claimant of an adverse determination on appeal in writing containing the following information: (i) the specific reason therefore; (ii) the reference to the specific provision or provisions hereof on which such determination is based; (iii) a statement that the claimant is entitled to receive, upon request and free of charge, reasonable access to, and copies of, all documents, records, and other information relevant to the claimant's claim for benefits; and (iv) a statement of the claimant's right to bring an action under ERISA Section 502(a).

         A decision by the Administrator shall be made within 60 days after the receipt of a request for review, unless special circumstances require an extension of time for processing, in which case a decision shall be rendered as soon as possible, but not later than 120 days after receipt of a request for review. Written notice of the extension shall be sent to the claimant prior to the commencement of the extension. A copy of such decision shall be delivered to the Participant and maintained in the records of the Administrator.

                           ARTICLE 10
                    AMENDMENT AND TERMINATION

         10.1 Power of Amendment and Termination . It is the intention of the Company that this Plan will be permanent. However, the Company reserves the right to amend or to terminate this Plan at any time by action of its Board of Directors, except that the Administrator shall have the power to amend Schedule
A. Except as described in Section 8.2, before the satisfaction of all liabilities with respect to the benefits provided under this Plan, no such amendment or termination shall cause any part of the monies contributed hereunder to revert to the Company or to be diverted to any purpose other than for the exclusive benefit of Participants and their beneficiaries. No amendment shall have the effect of retroactively depriving Participants of benefits already accrued under the Plan. Any amendment or termination shall become effective as of the date designated by the Board of Directors.

         10.2 Disposition on Termination . In the event of the termination or partial termination of the Plan, as defined in the Code, the interest of each affected Participant who would not have a non-forfeitable right to one 100% of his Accrued Benefit if his employment terminated on the date of the termination or partial termination of the Plan shall become non-forfeitable; however, in the event of such a termination, each Participant shall have recourse toward satisfaction of his non-forfeitable rights to his pension only from Plan assets or from the Pension Benefit Guaranty Corporation to the extent that it guarantees benefits. Anything to the contrary notwithstanding, any Participant who received a cashout of his vested Accrued Benefit prior to the termination or partial termination of the Plan shall not be an affected Participant for purposes of this Section. A cashout may occur by the distribution to the Participant of a single sum payment pursuant to Sections 7.9 or 7.10, or by the distribution to the Participant of an individual annuity contract that provides for the payment of the full amount of his vested Accrued Benefit in a form provided under the Plan. In addition, a cashout will be deemed to have occurred if the Participant had a Severance at a time when he had no vested Accrued Benefit.

         The amount of the Fund shall be determined and, after providing for expenses incident to termination and liquidation, the remaining assets of such Fund shall be allocated for the purpose of paying benefits proportionately among each of the priority groups described below in the following order of precedence:

         (a) to provide that portion of each Participant's Accrued Benefit, if any, which is derived from the Participant's contributions to the Plan which were not mandatory contributions;

     (b) to provide that portion of each Participant's Accrued Benefit, if any, which is derived from the Participant's mandatory contributions to the Plan;

         (c) to provide benefits to retired Participants who began receiving benefits at least three years before the Plan termination (including those benefits which would have been received for at least three years if the Participant had retired that long ago), based on Plan provisions in effect five years before the termination during which period such benefit would be the least; provided that the lowest benefit in pay status during a three-year period shall be considered the benefit in pay status for such period;

         (d) to provide all other Accrued Benefits guaranteed by Federal law;

         (e) to provide all other vested Accrued Benefits;

         (f) to provide all remaining non-vested Accrued Benefits.

         If the assets available for allocation under any priority group (other than as provided in priority groups (e) and (f)) are insufficient to satisfy in full the Accrued Benefits of all Participants, the assets shall be allocated pro rata among such Participants on the basis of the present value of their respective benefits (as of the termination date). The foregoing payments and payments in the event assets are insufficient to pay Accrued Benefits provided in priority groups (e) and (f) will be paid in accordance with regulations prescribed by the Pension Benefit Guaranty Corporation. The procedure for allocation of assets upon termination of the Plan will be carried out in an appropriate manner as to prevent the Plan from being deemed disqualified by the Internal Revenue Service.

         In the event all Accrued Benefits described above have been fully funded, any remaining funds will revert to the Company.

         10.3 Merger, Consolidation, or Transfer . In case of any merger or consolidation with, or transfer of assets or liabilities to any other plan, as provided in section 401(a)(12) of the Code, the benefit payable to any Participant immediately after such merger, consolidation, or transfer, assuming the Plan then terminated, shall be at least equal to the benefit such Participant would have received immediately before such merger, consolidation, or transfer, assuming the Plan then terminated.

         10.4 Exclusive Benefit of Participants and Beneficiaries.

         (a) All assets of the Trust shall be retained for the exclusive benefit of Participants and their Beneficiaries, and shall be used only to pay benefits to such persons or to pay the fees and expenses of the Trust. The assets of the Trust shall not revert to the benefit of any Employer, except as otherwise specifically provided in subsection (b).

         (b) To the extent permitted or required by ERISA and the Code, contributions to the Trust under this Plan are subject to the following conditions:

         (1) If a contribution or any part thereof is made to the Trust by an Employer under a mistake of fact, such contribution or part thereof shall be returned to the Employer within one year after the date the contribution is made.

         (2) In the event that the Internal Revenue Service determines that the Plan and the Trust Agreement, as amended by amendments acceptable to the Company, initially fail to constitute a qualified plan and tax-exempt trust under sections 401(a) and 501(a) of the Code, then notwithstanding any other provision of the Plan, the Employer Contributions made prior to the date of such determination may be returned to the Employers within one year after the date of such determination upon the direction of the Board of Directors, but only if the application for the determination is made by the time prescribed by law for filing the Employer's return for the taxable year in which the Plan was adopted, or such later date as the Secretary of Treasury may prescribe.

         (3) Contributions to the Trust are specifically conditioned on their deductibility under the Code and, to the extent a deduction is disallowed under section 404 of the Code for any such contribution, such amount shall be returned to the Employer within one year after the date of the disallowance of the deduction.

                                   ARTICLE 11
                        PAYMENTS DURING FIRST TEN YEARS

         11.1 Limitations . The benefit of any of the 25 highest compensated highly compensated active or former employees (as defined in section 414(q) of the Code) upon Plan termination shall be restricted to an annual payment under a single life annuity that equals the Actuarial Equivalent of the sum of the Participant's Accrued Benefit and the Participant's other benefits under the Plan. The preceding restriction shall not apply if:

         (1) after payment of the Participant's Accrued Benefit, the value of Plan assets equals or exceeds 110% of the value of current liabilities determined in accordance with section 412(l)(7) of the Code; or

         (2) the value of the Participant's Accrued Benefit is less than 1% of current liabilities.

                           ARTICLE 12
                      TOP-HEAVY PROVISIONS

         12.1 General . The following provisions shall apply automatically to the Plan and supersede any contrary provisions for each Plan Year beginning after December 31, 1983 in which it is a top-heavy Plan. It is intended that this Article shall be construed in accordance with the provisions of section 416 of the Code.

         12.2 Definitions . The following definitions shall supplement those set forth in Article I of the Plan:

         (a) "Aggregation Group" shall mean:

         (1) each plan (including a frozen plan or a plan which has been terminated during the 60-month period (or one-year period for Plan Years beginning after December 31, 2001) ending on the Determination Date) of the Company or an Affiliated Entity in which a Key Employee is a participant;

         (2) each other plan (including a frozen plan or a plan which has been terminated during the 60-month (or one-year period for Plan Years beginning after December 31, 2001) period ending on the Determination Date) of the Company or an Affiliated Entity which enables any plan in which a Key Employee participates to meet the requirements of sections 401(a)(4) and 410 of the Code; and

         (3) each other plan (including a frozen plan or a plan which has been terminated during the 60-month period (or one-year period for Plan Years beginning after December 31, 2001) ending on the Determination Date) of the Company or an Affiliated Entity which is included at the election of the Administrator if the Aggregation Group, including such a plan, would continue to meet the requirements of sections 401(a)(4) and 410 of the Code.

         (b) "Determination Date" shall mean the last day of the preceding Plan Year.

         (c) "Key Employee" shall mean any Employee or former Employee who at any time during the 60-month period (or one-year period for Plan Years beginning after December 31, 2001) (i) for Plan Years beginning on or before December 31, 2001, ending on the Determination Date is described below. Key Employee shall also include the beneficiaries of such persons. Notwithstanding the foregoing, the number of persons described in Subsection (c)(2) for the entire 60-month period shall be limited to 10:

         (1) an officer of the Company having annual compensation, as defined in Treas. Reg. Section 1.415-2(d), from the Company and all Affiliated Entities (i) for Plan Years beginning on or before December 31, 2001 greater than 50% of the amount in effect under section 415(b)(1)(A) of the Code for any Plan Year during such period or (ii) for Plan Years beginning after December 31, 2001, greater than $130,000 (as adjusted under Code section 416(i)(1) of the Code for Plan Years beginning after December 31, 2002);

         (2) for Plan Years beginning on or before December 31, 2001, one of the ten employees with annual compensation, as defined in Treas. Reg. section1.415-2(d), from the Company and all Affiliated Entities greater than the amount described in section 415(c)(1)(A) of the Code who own (or are considered as owning within the meaning of section 318 of the Code) the largest interests in the Company or any Affiliated Entity provided that such interest exceeds 0.5% of the total share ownership of the Company or such Affiliated Entity;

         (3) a more than 5% owner of the Company; or

         (4) a more than 1% owner of the Company who has annual compensation, as defined in Treas. Reg. section 1.415-2(d) from the Company and all Affiliated Entities in the aggregate in excess of $150,000.

         The above determinations will be made in accordance with section 416(i) of the Code. No more than 50 employees (or, if less, the greater of three employees or 10% of the greatest number of employees, including leased employees within the meaning of section 414(n) of the Code, of the Company and all Affiliated Entities during the 60-month period ending (or one- year period for Plan Years beginning after December 31, 2001) (i) for Plan Years beginning on or before December 31, 2001, ending on the Determination Date) shall be treated as officers. For purposes of Section 12.2(c), (3) and (4) the constructive ownership rules of Code section 318 shall apply with the modification that 5% shall be substituted for 50% in section 318(a)(2). For purposes of determining whether an Employee is a Key Employee, annual compensation means Compensation as defined in Section 5.9, but including amounts contributed by the Employer pursuant to a salary reduction agreement which are excludible from the Employee's gross income under section 125, section 402(a)(8), section 402(h) or section 403(b) of the Code.

         (d) "Key Employee Ratio" shall mean the ratio for any Plan Year, calculated as of the Determination Date of such Plan Year, determined by comparing the amount described in Subsection (d)(1) with the amount described in Subsection (d)(2) after deducting from each such amount any portion thereof described in Subsection (d)(3).

         (1) The sum of (A) the present value of all accrued benefits of Key Employees under all qualified defined benefit plans included in the Aggregation Group, (B) the balances in all of the accounts of Key Employees under all qualified defined contribution plans included in the Aggregation Group, and (C) the amounts distributed from all plans in such Aggregation Group to or on behalf of any Key Employee during the period of five Plan Years ending on the Determination Date, except benefits paid on account of death in excess of the accrued benefit or account balance immediately prior to death.

         (2) The sum of (A) the present value of all accrued benefits of all participants under all qualified defined benefit plans included in the Aggregation Group, (B) the balances in all of the accounts of all participants under all qualified defined contribution plans included in the Aggregation Group and (C) the amounts distributed from all plans in such Aggregation Group to or on behalf of any participant during the period of five Plan Years ending on the Determination Date.

         (3) The sum of (A) all rollover contributions (or fund to fund transfers) to the Plan by an Employee after December 31, 1983 from a plan sponsored by an employer which is not the Company or an Affiliated Entity; (B) any amount that is included in Subsections (d)(1) and (2) for a person who is a Non-Key Employee as to the Plan Year of reference but who was a Key Employee as to any earlier Plan Year; and (C) any amount that is included in Subsections
(d)(1) and (2) for a person who has not received any compensation from the Company during the five-year period ending on the Determination Date.

         (4) The present value of accrued benefits under all qualified defined benefit plans included in the Aggregation Group shall be determined on the basis of the assumptions described in Schedule A. The Accrued Benefit of a Participant other than a Key Employee shall be determined under (i) the method, if any, that uniformly applies for accrual purposes under all defined benefit plans in the Aggregation Group, or (ii) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional rule of section 411(b)(1)(C) of the Code.

         (e) "Non-Key Employee" shall mean any Employee or former Employee of this Company or an Affiliated Entity in any Plan Year, but who is not a Key Employee as to that Plan Year. Non- Key Employee shall also include the beneficiaries of such persons.

         (f) "Super top-heavy Plan" shall mean each plan in, an Aggregation Group if, as of the applicable Determination Date, the Key Employee Ratio in the plan exceeds 90% determined in accordance with section 416 of the Code.

         (g) "top-heavy Compensation" shall mean the average of the Participant's annual compensation (as defined in Treas. Reg. 1.415-2(d)) over the period of five consecutive Plan Years (or, if shorter, the longest period of consecutive Plan Years during which the Participant was in the employ of the Company) yielding the highest average, disregarding (1) compensation paid in Plan Years before January 1, 1984 and (2) compensation paid in Plan Years subsequent to the close of the last Plan Year in which the Plan was a top-heavy Plan.

         (h) "top-heavy Plan" shall mean each plan in an Aggregation Group if, as of the applicable Determination Date, the Key Employee Ratio exceeds 60%, determined in accordance with section 416 of the Code.

         (i) "Year of top-heavy Service" shall mean any Plan Year in which the Participant completes 1,000 or more Hours of Service, excluding (1) Plan Years commencing before January 1, 1984 and

         (2) Plan Years commencing after the close of the last Plan Year in which the Plan is a top-heavy Plan.

         12.3 Minimum Benefit for Non-Key Employees. (a) In each Plan Year in which the Plan is a top-heavy Plan, each Non-Key Employee (except a Non-Key Employee as to the Plan Year of reference but who was a Key Employee as to any earlier Plan Year) who is a Participant and who has accrued a Year of Credited Service during such Plan Year will receive a minimum Accrued Benefit. Such Accrued Benefit, when expressed as an annual benefit payable in the form of a single life annuity commencing at Normal Retirement Date, shall not be less than the lesser of:

         (1) 2% of the Participant's top-heavy Compensation, multiplied by the Participant's Years of top-heavy Service; or

     (2) 20% of the Participant's top-heavy Compensation.

         (b) If a Non-Key Employee described in Subsection (a) participates in both a defined benefit plan and a defined contribution plan described in Sections 12.2(a)(1) and (2), the Company is not required to provide such Employee with both the minimum benefit and the minimum contribution. In such event, the Non-Key Employee shall receive the minimum contribution under the defined benefit top-heavy Plan offset by the amount of any benefits payable under the defined contribution plan.

         12.4 Vesting.

         (a) Change in Schedule. Each Participant's vested interest in his Accrued Benefit shall be determined in accordance with the following schedule for any Plan Year in which the Plan is a top- heavy Plan unless the previous schedule set forth in the Plan provides more rapid vesting for such Participant:

Years of Service                 Vested Percent

Less than 2 years                0%
After 2 Years                    20%
After 3 Years                    40%
After 4 Years                    60%
After 5 Years                    100%


          (b) Shift Out of Top-Heavy Status. If a top-heavy Plan ceases to be a top-heavy Plan, the previous vesting schedule set forth in the Plan shall again apply to all Years of Service; however, a Participant shall maintain the same vested interest in his Accrued Benefit, determined under the schedule in this Article as of the date on which the Plan is no longer a Top Heavy Plan until the Participant's vested percentage under the previous schedule exceeds the percentage maintained under the schedule in this Article.

         (c) Special Election of Vesting Schedule. Each Participant with at least three Years of Service at the time that the Plan ceases to be a top-heavy Plan may elect to have his vested percentage computed under the Plan in accordance with the vesting schedule set forth in this Article. The period during which the election may be made shall commence on the date on which the Participant is informed that the Plan is no longer a top-heavy Plan and shall end 60 days thereafter.

         12.5 Compensation . In the case of a Plan Year of duration shorter than 12 months in which the Plan is a top-heavy Plan, Compensation shall exclude total taxable income of any Participant in excess of the amount determined by multiplying the applicable compensation limit under this Section 12.4 by a fraction, the numerator of which is the number of completed calendar months occurring in such short Plan Year and the denominator of which is 12. Notwithstanding anything in this Section 12.5 to the contrary, the application of the compensation limitations will not result in the reduction of any Participant's Accrued Benefit determined as of the last day of the Plan Year before the Plan becomes a top-heavy Plan.

         12.6 Social Security . The Plan, for each Plan Year in which it is a top-heavy Plan, must meet the requirements of this Article without regard to any Social Security benefits or similar contributions or benefits.

         12.7 Adjustment to Maximum Benefit Limitation.

         (a) For each Plan Year in which the Plan is (1) a Super top- heavy Plan or (2) a top-heavy Plan and the Board of Directors does not make the election to amend the Plan to provide the minimum benefit described below and for which a similar election has not been made as to another plan in the Aggregation Group, the 1.25 factor in the defined benefit and defined contribution fractions under the Maximum Benefit provisions of the Plan shall be reduced to 1.0. The adjustment described in this Section shall not apply to any Participant during any period in which the Participant earns no additional accrued benefit under any defined benefit plan and has no employer contributions, forfeitures or voluntary contributions allocated to his accounts under any defined contribution plan.

         (b) In the case of any top-heavy Plan to which Section 5.9(d) (1) applies, "$41,500" shall be substituted for "$51,875" in the calculation of the transition fraction.

         (c) If, in any Plan Year in which the Plan its a top-heavy Plan but not a Super top-heavy Plan, the Aggregation Group described in Sections 12.2(a)(1) and (2) also includes a defined contribution plan, the Board of Directors may elect to use a factor of 1.25 in computing the denominator of the defined benefit and defined contribution fractions under the Maximum Benefit provisions of the Plan. In the event of such election, the minimum benefit described in
Section 12.3(a) for each Non-Key Employee shall be increased according to the following:

         (1) "3%" shall be substituted for "2%" in Section 12.3(a)(1); and

         (2) Section 12.3(a)(2) shall be deemed to read, "the Participant's top-heavy Compensation multiplied by the sum of (A) 20% plus (B) 1% for each Year of top-heavy Service completed by the Participant, up to a maximum of ten such Years of top-heavy Service."

         12.8 Suspension of Benefits . Notwithstanding the other provisions of the Plan, the payment of a Participant's Accrued Benefit shall not be suspended during the Participant's reemployment during any period in which the Plan is a top-heavy Plan.

                           ARTICLE 13
                    MISCELLANEOUS PROVISIONS

         13.1 Governing Law . This Plan shall be governed, construed and administered under the laws of the State of California, except to the extent preempted by ERISA.

         13.2 Severability of Provisions . If any provision of this Plan is determined to be void by any court of competent jurisdiction, the Plan shall continue to operate and, for the purposes of the jurisdiction of that court only, shall be deemed not to include the provisions determined to be void.

         13.3 Pronouns; Numbers . Except where the context clearly indicates to the contrary, masculine pronouns shall be construed to include the feminine gender, the singular shall include the plural, and vice versa.

         13.4 Headings . Article and paragraph headings are supplied for convenience only and shall not be construed as altering the text of the Plan in any way.

         13.5 No Interest in Fund . No persons shall have any interest in, or right to, any part of the principal or income of the Fund, except as and to the extent expressly provided in this Plan and in the Trust Agreement.

         13.6 Spendthrift Clause.

         (a) No benefit payable at any time under this Plan, and no interest or expectancy herein, shall be anticipated, assigned, or alienated by any Participant or beneficiary, or be subject to attachment, garnishment, levy, execution or other legal or equitable process, except for (1) a Federal tax levy made pursuant to section 6331 of the Code and (2) any benefit payable pursuant to a domestic relations order which is determined to be a qualified domestic relations order as defined in the Code.

         (b) Any attempt to alienate or assign a benefit hereunder, whether currently or hereafter payable, shall be void. No benefit shall in any manner be liable for or subject to the debts or liability of any Participant or beneficiary. If any Participant or beneficiary shall attempt to, or shall, alienate or assign his benefits under the Plan or any part thereof, or if by reason of his bankruptcy or other event happening at any time, such benefits would devolve upon anyone else or would not be enjoyed by him, then the Administrator may terminate payment of such benefit and hold or apply it to or for the benefit of the Participant or beneficiary.

         13.7 Facility of Payment . In the event that the Administrator finds that any retired Participant or beneficiary to whom a benefit is payable hereunder is unable to care for his affairs because of physical, mental, or legal incompetence, any payment due hereunder may (unless prior claim therefor shall have been made by a duly qualified guardian or other legal representative), in the discretion of the Administrator, be paid to the person or institution deemed by the Administrator to be maintaining or responsible for the maintenance of such retired Participant or beneficiary; any such payment shall be deemed a payment for the account of the retired Participant or beneficiary and shall constitute a complete discharge of any liability therefor under the Plan.

         13.8 Withholding . The Administrator and the Trustee shall have the right to withhold any and all state, local, and Federal taxes which may be withheld in accordance with applicable law.

         13.9 No Employment Rights . Neither the action of the Company in establishing the Plan, nor any provisions of the Plan, nor any action taken by the Company or the Administrator shall be construed as giving to any employee of the Company the right to be retained as an employee or any right to payment, except to the extent of the benefits provided in the Plan to be paid from the Fund.

         To record the adoption of this amendment and restatement of the Plan, the Company has caused the Plan to be executed this 26th day of September 2002.

                              COASTCAST CORPORATION



                              By:       /s/ Hans H. Buehler

                           SCHEDULE A
                      ACTUARIAL EQUIVALENTS

     The following materials provide the actuarial equivalent factors which will be used for determining benefits under the optional modes of payment provided by the Plan as of the date set forth above. This Schedule A may be amended from time to time by the Administrator, which shall also interpret the terms hereof. Any factors not included in these tables will be determined by the Administrator.

     The inclusion within this Schedule of factors for options not provided by the Plan shall not be construed as giving any additional rights to Participants.

I.   JOINT AND SURVIVOR OPTION

     These factors shall be used to convert a single life annuity to an equivalent joint and survivor annuity. The appropriate factor to be used is determined by the difference in ages of the Participant and Spouse in accordance with the following table.

Spouse's Age      J & 50%       J & 66-2/3%  J & 75%     J &  100%

10 to 15 years    .85           .82          .81         .78
younger

5 to 9.99 years   .87           .84          .83         .80
younger

0 to 4.99 years   .89           .86          .85         .82
younger

..01 to 4.99       .91           .88          .87         .84
years older

5 to 99.9 years   .93           .90          .89         .86
older

10 to 15 years    .95           .92          .91         .88
older




     The factor for each additional five-year bracket of younger or older Spouses is .02 less (or more) than the previous factor.

II.  PERIOD CERTAIN AND LIFE OPTIONS

     The following factors shall be used to convert a single life annuity to an equivalent period certain and life annuity. Factors for any other annuity options will be based on a 8% interest assumption and the 1971 Group Annuity Mortality Table for Males.

        Age             5 Year Certain &      10 Year Certain &
                              Life                  Life

    65 or older*              98%                    92%

         64                    98                    92

         63                    98                    93

         62                    98                    93

         61                    98                    94

         60                    99                    94

         59                    99                    95

         58                    99                    95

         57                    99                    96

         56                    99                    96

         55                    99                    96



*When benefits commence at age 65. When benefit accruals continue after age 65 or if an actuarial increase is granted for late retirement, then the actual age factors based on 8% interest assumption and the 1971 Group Annuity Mortality Table for Males will be used.

III. SINGLE SUM OPTION

     The following factors will be used to convert a single life annuity to an equivalent single sum payment:

     (a) Single sum payments for all Participants will be calculated according to the tables of factors applicable to males issued by the Pension Benefit
          Guaranty Corporation (PBGC).

     (b) The single sum payment will be the present value of the benefit payable to the Participant in the form of a single life annuity beginning (i) in the case of a Participant who is eligible for an immediate normal, early or disability retirement benefit, as of the Participant's Normal, Early or Disability Retirement Date, as those terms are defined in the Plan, or (ii) in the case of a Participant who is not eligible for an immediate normal, early or disability benefit upon his termination of employment, as of the Participant's attainment of age 65. The value of optional forms of benefit payments, including the joint and survivor option, will be ignored in determining the amount of a single sum payment.

     (c) The appropriate PBGC factor will be determined by using the Participant's age at the date of payment and the PBGC interest rates in effect as of the October 1st preceding the date of payment.

IV.  TOP-HEAVY ASSUMPTIONS

     The following assumptions will be used to determine the present value of Accrued Benefits under the top-heavy provisions
Article of the Plan:

     (a)Interest:           8% per annum

     (b)  Mortality:               1971 Group Annuity Mortality

                              Table for Males

V.   DETERMINATION OF SINGLE SUM PRESENT VALUE AND AMOUNT OF
     OPTIONAL BENEFITS FOR PLAN YEARS BEGINNING AFTER 1984 AND
     BEFORE 2000.

     (a) For purposes of determining the amount of distributions from the Plan and from annuity contracts purchased to provide Plan benefits other than distributions in the form of a joint and survivor annuity, a spouse's survivor benefit, or any other non-decreasing annuity payable for a period not less than the life of the Participant (including an annuity that decreases merely because of the cessation or reduction of a Social Security supplement or qualified disability payments (as defined in section 411(d)(9) of the Code)), the interest rate used shall not exceed (i) the Applicable Interest Rate if the present value of the benefit (using such rate or rates) is not in excess of $25,000; or (ii) 120% of the Applicable Interest Rate if the present value of the benefit exceeds $25,000 (as determined under clause (i)) (in no event shall the present value determined under this clause (ii) be less than $25,000). Applicable Interest Rate means the interest rate or rates which would be used by the Pension Benefit Guaranty Corporation for purposes of determining the present value of that Participant's benefits under the Plan if the Plan had terminated on the date distribution commences with insufficient assets to provide benefits guaranteed by the Pension Benefit Guaranty Corporation on that date. For purposes of determining the present value of any benefit, the present value shall be determined using either the Applicable Interest Rate or the rate specified in part III of this Schedule A under the Plan, whichever rate results in a greater benefit to the Employee. The use of the Applicable Interest Rate shall apply to Plan Years beginning on or after January 1, 1985, other than distributions under annuity contracts distributed to or owned by an Employee prior to September 17, 1985 unless additional contributions are made under the Plan with respect to such contracts. Notwithstanding the foregoing, the Applicable Interest Rate shall not apply to determine the amount of the distribution in Plan Years beginning on or after January 1, 1985 and before January 1, 1987, if such distributions were made in accordance with the requirements of the Treasury Regulations issued under the Retirement Equity Act of 1984.

     (b) The Applicable Interest Rate shall be determined on the first day of the Plan Year which contains the Participant's annuity starting date. Notwithstanding the preceding, for distributions prior to the date which is one year after the date of adoption of this amended and restated Plan, the Applicable Interest Rate shall be determined on the Participant's annuity starting date or the first day of the Plan Year which contains the Participant's annuity starting date, whichever rate results in a greater benefit to the Employee.

VI.  DETERMINATION OF SINGLE SUM PRESENT VALUE AND AMOUNT OF
     OPTIONAL BENEFITS FOR PLAN YEARS BEGINNING AFTER 1999.

     (a) For purposes of determining the amount of a distribution from the Plan and from annuity contracts purchased to provide Plan benefits other than distributions in the form of a joint and survivor annuity, a spouse's survivor benefit, or any other non-decreasing annuity payable for a period not less than the life of the Participant or, in the case of a qualified pre-retirement survivor, the life of the Participant's spouse; or that decreases during the life of the Participant merely because of the death of the surviving annuitant (but only if the reduction is to a level not below 50% of the annual benefit payable before the death of the surviving annuitant) or merely because of the cessation or reduction of Social Security supplements or qualified disability payments, actuarial equivalence will be determined on the basis of the applicable mortality table and applicable interest rate under Code section 417(e), as specified below, if it produces a benefit greater than that determined under Sections III and V of this Schedule A; provided, however, that this Section VI shall not apply to the extent it would cause the Plan to fail to satisfy other Code requirements, including Code section 415.

     (b) The applicable interest rate under Code section 417 is the rate of interest on the 30-year Treasury securities as specified by the Commissioner for the month of July immediately preceding the commencement of the Plan Year for which such interest rate applies. A subsequent Plan amendment that changes the date for determining the applicable interest rate (including an indirect change as a result of a change in the Plan Year), shall not be given effect with respect to any distribution during the period commencing one year after the later of the amendment's effective date or adoption date, if, during such period and as a result of such amendment, the Participant's distribution would be reduced.

     (c) The applicable mortality table under Code section 417 is set forth in Revenue Ruling 95-6, 1995-1 C.B. 80.






                              COASTCAST CORPORATION
                        COMPUTATION OF PER SHARE EARNINGS
                                   (UNAUDITED)

                                                                    Three Months                           Nine Months
                                                                 Ended September 30,                   Ended September 30,
                                                      -------------------------------------- ---------------------------------------
                                                            2002                2001                 2002                2001
                                                      ------------------ ------------------- ------------------- -------------------

Common stock outstanding at beginning of period               7,635,042           7,676,042           7,635,042           7,641,769
   Repurchase of common stock                                         -            (41,000)                   -            (41,000)
   Exercise of options                                                -                   -                   -              34,273
                                                      ------------------ ------------------- ------------------- -------------------
Common stock outstanding at end of period                     7,635,042           7,635,042           7,635,042           7,635,042
                                                      ================== =================== =================== ===================

Weighted average shares outstanding,
   for computation of basic earnings per share                7,635,042           7,661,335           7,635,042           7,670,411

Dilutive effect of stock options after application of
   treasury stock method                                              -                  48                   -              10,382
                                                      ------------------ ------------------- ------------------- -------------------

Total diluted weighted average shares outstanding,
   for computation of diluted earnings per share              7,635,042           7,661,383           7,635,042           7,680,793
                                                      ================== =================== =================== ===================

Net (loss) income                                          $(4,615,000)          $1,188,000        $(8,035,000)            $199,000
                                                      ================== =================== =================== ===================

Net (loss) income per common share - basic                       $(.60)                $.16            $ (1.05)               $ .03
                                                      ================== =================== =================== ===================

Net (loss) income per share common share -
  Diluted                                                       $ (.60)                $.16            $ (1.05)               $ .03
                                                      ================== =================== =================== ===================


                                   Exhibit 11














                              COASTCAST CORPORATION

  CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           In connection with the Quarterly Report of Coastcast Corporation (the "Company") on Form 10-Q for the periods ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Hans H. Buehler, the Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Hans H. Buehler
Hans H. Buehler
Chief Executive Officer
November 14, 2002

  CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

           In connection with the Quarterly Report of Coastcast Corporation (the "Company") on Form 10-Q for the periods ended September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Norman Fujitaki, the Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

     (2) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ Norman Fujitaki
Norman Fujitaki
Chief Financial Officer
November 14, 2002

                            Exhibit 99.2