Form 10-K
period 2002-12-31
COASTCAST CORP
filed 2003-03-31
CIK 914479

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 Commission file number 1-12676

COASTCAST CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-3454926 (I.R.S. Employer Identification No.)
3025 East Victoria Street Rancho Dominguez, California (Address of principal executive offices)	90221 (Zip Code)

Registrant's telephone number, including area code:
 (310) 638-0595

Securities registered pursuant to Section 12(b) of the Act:
 None.

Securities registered pursuant to Section 12(g) of the Act:

Rights to Purchase Series A Preferred Stock, no par value
Common Stock, no par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

        Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes☐    No ☒

        Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Aggregate market value of the Registrant's voting and non-voting common stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange on June 30, 2002 ($2.10 per share): $13,644,000.

        As of March 21, 2003, 7,635,042 shares of the Common Stock, no par value, of the Registrant were outstanding.

Documents Incorporated by Reference:

        Portions of the Proxy Statement relating to the Annual Meeting of Shareholders to be held June 12, 2003, are incorporated by reference into Part III of this Report.

COASTCAST CORPORATION

ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

Item 1.    Business.

General

        Coastcast Corporation was incorporated in California and commenced operations in 1980. Since its inception, the principal business of the Company has been the manufacture of investment-cast metal golf clubheads for high-quality, premium-priced metal woods, irons and putters. Until 1995, most of the clubheads manufactured by the Company were made of stainless steel. The Company manufactured and began shipping titanium clubheads at the end of 1995 shortly after oversized titanium drivers became popular. The average sale price and margin of titanium clubheads are typically much higher than the average sale price and gross margin of stainless steel clubheads. Titanium clubheads accounted for approximately 36% and 57% of the Company's total sales in 2002 and 2001, respectively.

        The Company also manufactures a variety of investment-cast non-golf products which include orthopedic implants and surgical tools (used principally in replacement joints, such as hips and knees, as well as in heart and spinal implants), automotive and other commercial, industrial products. The non-golf products accounted for 14.7% and 9.7% of the Company's total sales in 2002 and 2001, respectively.

        In December 2001, the Company ceased the operations of its subsidiary, California Precision Aluminum Castings, Inc. ("CPAC"), which manufactured aluminum compressor wheels for automotive applications. The Company acquired CPAC in 1999, while it was still in the development stage, began shipment of products in 2000, but was not able to generate sufficient sales to make CPAC a profitable operation. Even though the Company ceased manufacturing aluminum compressor wheels, the Company continues its efforts to develop and manufacture titanium compressor wheels.

        The Company operates two business segments: golf and non-golf products. The golf segment manufactures and sells investment cast metal golf clubheads. The non-golf segment manufactures and sells other metal investment castings which include orthopedic implants and surgical tools, automotive, and other commercial and industrial products. See Note 13.

        After many years of profitable operations, the Company incurred losses in the years ended December 31, 2002 and 2001. A significant contributing factor to the losses was the loss of market share in golf clubheads to lower-priced Chinese competitors. The products coming from China are at prices lower than those the Company, historically was able to offer. As a result of this loss in market share, for the year ended December 31, 2002, the Company's sales decreased significantly which resulted in excess idle capacity in headcount, facilities and machinery and equipment. The Company incurred significant restructuring and long-lived asset impairment charges for the year ended December 31, 2002. See "Competition-Golf" below.

        As of December 31, 2002, the Company has substantially completed its plan to eliminate a significant portion of its excess capacity. The Company seeks to improve manufacturing performance and reduce costs in an effort to return to profitability on lower revenue. The Company continues working on improvements in its manufacturing processes to increase efficiency, reduce workforce, inventory, and costs, and shorten manufacturing lead times.

Golf Products

        The Company's golf products are generally used in golf clubs targeted at the high end of the market. These clubs must satisfy the requirements of highly-skilled amateur and professional golfers, including touring professionals. As such, golf clubs which incorporate clubheads manufactured by the Company are sometimes referred to in the industry as "pro-line" golf clubs. The Company's clubheads are included in a variety of leading metal woods, irons and putters.

Golf Product Customers

        For over twenty years, the Company has supplied investment-cast clubheads for metal woods, irons and putters to many of the top golf companies which produce high-quality, premium-priced golf clubs. Most golf club companies source the three principal components of a golf club—the clubhead, shaft, and grip—from independent suppliers which manufacture these components based on the golf club companies' designs and specifications. The Company currently is a major supplier of stainless steel and titanium clubheads to Callaway Golf Company, which is the producer of the Big Bertha line of steel and titanium metal woods and irons and Odyssey putters. In addition, the Company is a supplier of investment-cast steel and titanium clubheads for companies which market the Titleist, Ping, Cleveland and Burrows brands of golf clubs.

        Substantially all of the clubheads manufactured by the Company are used in high-quality, premium-priced golf clubs. The Company believes that a majority of the clubheads manufactured by it are incorporated in clubs sold in North America, although a substantial portion of the Company's clubheads are incorporated in clubs sold in parts of Asia, Europe and other parts of the world. Historically, a limited number of golf club companies have held a very substantial portion of the total market share for high-quality, premium-priced golf clubs. Several of these golf clubheads are marketed by customers of the Company. Callaway accounted for 47%, 50% and 50% of the Company's total sales in 2002, 2001 and 2000, respectively. Fortune Brands (formerly American Brands, owner of Titleist and Cobra) accounted for 19%, 33% and 26% of the Company's total sales in 2002, 2001 and 2000, respectively. Ping accounted for 16% of the Company's sales in 2002.

Manufacturing—Golf

        Investment-Casting Process.    Investment-casting is a highly specialized method of making metal products. It has become a principal method for the manufacture of golf clubheads. Previously, woods were made of wood and irons were produced by forging and machining. Greater flexibility in the shape and weight distribution of clubheads is possible with the investment-casting process. Investment-casting facilitates perimeter weighting and the use of modern alloys. It also enhances manufacturing precision and uniformity. The enhanced precision inherent in investment-casting is particularly important in the manufacture of metal woods which can involve a significant number of separate manufacturing steps.

        The basic steps of investment-casting, in its simplest form, are as follows:

  •
  Produce a die (sometimes called a wax mold) based on specifications provided by the customer.

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

        Polishing and Finishing.    The Company conducts golf clubhead polishing and finishing operations in its facilities in Mexicali, Mexico. In addition, beginning in the last quarter of fiscal year 2000, steel iron clubheads were finished in the Company's Tijuana, Mexico facility, however, due to the significant decrease in sales in the fiscal year 2002, almost all golf clubhead finishing was moved back to Mexicali, Mexico. Finishing of the head for an iron or putter can require numerous separate steps and finishing of a head for a metal wood can involve many more separate steps. Most of the clubheads and substantially all of the metal woods manufactured by the Company are finished by it to customer specifications, although some of such clubheads—principally irons—are delivered to customers in an unfinished state. The Company, to assist its customers, at times also polishes and finishes limited quantities of clubheads cast by other companies.

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

Competition—Golf

        The Company operates in a highly competitive global environment. A limited number of companies, including Coastcast, have a very substantial portion of the total market share for the production of stainless steel and titanium clubheads for high-quality, premium-priced golf clubs. For many years, the Company recognized several companies based in the North America as it principal competitors. That has changed in the last two years. The Company now recognizes many companies in China as its most formidable competitors. Included among the companies which Coastcast recognizes as its principal competitors are Worldmark Services Ltd. (formerly Fu-Sheng Industrial Co. Ltd.), O-ta Precision Casting Co. Ltd., Advanced Group International Co. Ltd., Dynamic Precision Casting Mfg. Co. Ltd., EverRing/Everland and Beijing International Aeronautical Materials in Taiwan or China.

        Although the Company does not compete solely on price, that has become an increasingly important factor. The Company believes that its decline in sales which began in 2001 is substantially attributable to a loss of market share to lower-priced Chinese competitors which have significantly lower labor costs than the Company and other competitors in the United States and Mexico.

        The Company continues to take action to improve manufacturing performance and reduce costs in an effort to compete more effectively with Chinese manufacturers. The Company is working on improvements in its manufacturing processes to reduce costs and shorten manufacturing lead times. The Company has substantially completed its plan to consolidate manufacturing operations into less space in fewer locations in order to reduce costs.

        While the Company does not expect to be able to lower its costs to the levels of its Chinese competitors, the Company believes that a combination of prices which are closer to its competitors' prices and shorter manufacturing lead times will help stem market share loss and assist the Company in its efforts to return to profitability despite lower sales.

        The Company also competes against golf club companies that internally produce clubheads for their clubs. The Company believes that one of the larger golf club companies, Ping Inc., which produces its own brand of clubs, manufactures much of the investment-cast steel iron clubheads for use in its own clubs. The Company believes that Ping produces clubheads for its own use only and does not currently compete with the Company for the business of other golf club companies.

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

Orthopedic Implants and Specialty Products

        The Company manufactures non-golf products, principally orthopedic implants and surgical tools (used principally in replacement joints, such as hips and knees, as well as in heart and spinal implants). Also, other non-golf products have included titanium and other alloy specialty products, automotive titanium products and aluminum compressor wheels (ceased operations in December 2001). Sales of these products accounted for 14.7% and 9.7% of total sales of the Company in 2002 and 2001, respectively.

        The Company is endeavoring to expand its titanium and other alloy investment casting business to potential customers in other commercial and industrial businesses outside of the golf business. At this stage, the Company cannot predict which product opportunities will result in profitable sales, and whether volumes will be significant.

        The Company believes that its principal investment casting competitors in the production of these non-golf products are Precision Castparts Corporation, Sturm Ruger, Inc., and PED Manufacturing.

Employees

        As of December 31, 2002, the Company and its subsidiaries employed 1,258 persons on a full-time basis. Of these employees, 591 and 370 were employed by Coastcast Corporation, S.A. and Coastcast Tijuana S. de R. L. de C. V., respectively, the Mexican subsidiaries of the Company. The Company considers its employee relations to be good.

        The production and maintenance employees in the Gardena, California facility are represented by the United Steelworkers of America. The Gardena facility was shutdown in August 2002 and almost all the union employees were terminated. The collective bargaining agreement for such employees was effective May 12, 2000, and will expire on June 11, 2003.

Business Risks

        Customer Concentration.    The Company's sales have been, and very likely will continue to be, concentrated among a very small number of customers. Sales to three customers accounted for 81% of sales during the year ended December 31, 2002 and sales to two customers accounted for 83% of sales during the years ended December 31, 2001. Sales to the Company's top customer, Callaway Golf Company, accounted for 47% and 50% of sales for the years ended December 31, 2002 and 2001, respectively.

        The Company has no long-term contracts with, and, in almost all cases, is not the exclusive supplier to, any of its customers, which the Company believes is typical industry practice. Although the Company is a principal supplier of steel and titanium clubheads to Callaway, there are other actual or potential sources of supply to Callaway and the level of future orders is not known at this time. In the event Callaway increases purchases from other suppliers, the Company could be adversely affected. Although the Company believes that its relationships with its customers are good, the loss of a significant customer or a substantial decrease in the sales of golf clubs by a significant customer would have a material adverse effect on the Company's business.

        Competition.    The Company operates in a highly competitive market and competition from Chinese manufacturers of investment-cast golf clubheads has become increasingly intense in the last two years. All of the Company's products are manufactured according to customers' designs and specifications. Accordingly, the Company competes against other independent domestic and foreign manufacturers which have the capability to manufacture investment-cast clubheads. The Company also experiences indirect competition from golf club companies that manufacture their own clubheads or make golf clubs with clubheads that are not investment-cast or are made of materials the Company is not currently capable of producing. Potential competition also exists from those golf club companies that currently purchase clubheads from the Company but may, in the future, manufacture clubheads internally. The Company believes that it competes principally on the basis of price and its ability to produce consistently high-quality golf clubheads in quantities sufficient to its customer needs in a timely manner. Some of the Company's current and potential competitors may have greater resources than the Company. The Company's Chinese competitors are able to offer lower prices to customers than the Company because of their lower labor costs.

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

        Dependence on Manufacturing Plants in Mexico. A substantial portion of the golf clubheads manufactured by the Company, including clubheads cast by the Tijuana plant, and limited quantities of clubheads cast by other clubhead manufacturers, are polished and finished by the Company in its Mexicali facilities. The polishing and finishing processes used by the Company are highly labor intensive. The Company manufactures in Tijuana and Mexicali, Mexico pursuant to the "maquiladora" duty-free program established by the Mexican and U.S. governments. Such program enables the Company to take advantage of generally lower costs in Mexico, without paying duty on inventory shipped into or out of Mexico or paying certain Mexican taxes. The Company pays certain expenses of the Mexico facilities in Mexican currency and thus is subject to fluctuations in currency value. The Company does not have any exchange rate hedging arrangements to protect against fluctuations in currency value. The Company is also subject to other customary risks of doing business outside the United States. There can be no assurance that the Mexican government will continue the "maquiladora" program or that the Company will continue to be able to take advantage of the benefits of the program. The loss of these benefits could have an adverse effect on the Company's business. The Company believes that the North American Free Trade Agreement has not had any adverse effect on its Mexican operations.

        Hazardous Waste.    In the ordinary course of its manufacturing process, the Company uses hazardous substances and generates hazardous waste. The Company has no material liabilities as of December 31, 2002 under environmental laws and regulations, and believes that its operations are in substantial compliance with applicable laws and regulations. Nevertheless, no assurance can be given that the Company will not encounter environmental problems or incur environmental liabilities in the future which could adversely affect its business.

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

Item 2.    Properties.

        The Company's principal executive offices, one of two steel investment casting manufacturing facilities and its titanium investment casting manufacturing facility are located in a 120,000 square foot leased facility in Rancho Dominguez, California, a suburb of Los Angeles. The lease expires in October 2003 and, recently, the Company exercised its five-year option to extend the lease through October 2008.

        The Company owns a complex of plants in Gardena, California (which is approximately five miles from the Rancho Dominguez facilities), comprising an aggregate of approximately 110,000 square feet of buildings on 3.75 acres of land. In addition, the Company owns a parking lot located across from these facilities consisting of 1.9 acres of land. In October 1994, the Company purchased 1.77 acres of land contiguous to its Gardena facility. In April 1996, the Company purchased another 1.76 acres of land next to the land purchased in October 1994. This entire complex of Gardena properties have been listed for sale since August 2002.

        Almost all of the clubhead polishing and finishing operations are conducted in facilities leased by the Company's subsidiary in Mexicali, Mexico under two lease agreements, comprising an aggregate of approximately 77,000 square feet. The leases expire in December 2007. The leases have a five-year extension option.

        The Company's main steel golf clubhead casting operations are conducted in a 186,000 square foot leased facility in Tijuana, Mexico. The Company is in the process of idling approximately 65,000 square feet of this facility. As of December 31, 2002, approximately 50,000 square feet has been idled and is available for sublease. The lease expires in April 2008 and the Company has two five-year extension options.

        The Company has substantially completed its plans to consolidate the Company's manufacturing operations into fewer plants in fewer locations in an effort to reduce costs. See "Business-General" and "Business-Competition-Golf."

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        Not Applicable.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

Principal Market and Prices

        The common stock of the Company was listed on the New York Stock Exchange (NYSE) under the symbol PAR until September 20, 2002 at which time the Company was delisted because the Company had fallen below the NYSE's minimum equity and capitalization standards. Beginning September 23, 2002, the common stock of the Company is listed on the Over-the-Counter Bulletin Board (OTCBB) under the symbol COCA. The following table sets forth the high and low sales prices per share for the common stock of the Company as reported by the NYSE and the OTCBB.

Fiscal Year	High	Low
2002
First Quarter	$6.25	$4.10
Second Quarter	4.59	2.08
Third Quarter	2.55	1.50
Fourth Quarter	2.27	1.80
2001
First Quarter	17.63	10.50
Second Quarter	10.95	7.00
Third Quarter	8.00	4.25
Fourth Quarter	6.90	4.00

        The approximate number of record holders of common stock of the Company as of March 21, 2003 was 121.

Dividends

        On October 27, 2000, the Board of Directors of the Company declared an extraordinary dividend of $5.00 per share to shareholders of record on December 19, 2000, and paid a total of $38.2 million to such shareholders on January 9, 2001. On April 27, 2001, the Board of Directors declared a cash dividend of $0.26 per share of common stock, paid on May 25, 2001 to shareholders of record as of May 4, 2001. No cash dividend was declared for the year ended December 31, 2002. The amount of future dividends, if any, will depend upon the Company's financial position, results of operations and the needs of the business.

Stock Repurchase

        In December 1999, the Board of Directors authorized the repurchase of up to one million shares of Coastcast common stock from time to time in the open market or negotiated transactions. The Company has repurchased a total of 252,158 shares pursuant to this authorization. No shares were purchased during the year ended December 31, 2002.

Equity Compensation Plan Information

        The following table gives information about the Company's common stock that may be issued upon the exercise of options, warrants and rights under all of the Company's equity compensation plans as of December 31, 2002. The table includes the following plans (1996 Amended and Restated

Employee Stock Option Plan, 1995 Amended and Restated Non-Employee Director Stock Option Plan and 2001 Non-Employee Director Stock Option Plan):

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities related in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	819,258	$10.65	40,000
Equity compensation plans not approved by security holders (2)	30,000	22.25	—

Total	849,258	$11.06	40,000

(1)
Consists of 1996 Employee Stock Option Plan, 1995 Non-Employee Director Stock Option Plan and 2001 Non-Employee Director Stock Option Plan. No shares were available for future issuance under the 1996 Employee Stock Option Plan and 1995 Non-Employee Director Stock Option Plan.

(2)
Consists of options granted in April 1996 to a non-employee and expires in April 2006.

Item 6.    Selected Financial Data.

        The following selected consolidated financial data should be read in conjunction with the Company's consolidated financial statements and related notes included elsewhere herein.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operating Data:
Sales	$62,446	$115,480	$141,371	$120,383	$144,560
Gross profit	1,907	3,214	18,621	21,773	22,365
(Loss) income from operations	(10,616)	(3,586)	11,969	14,355	11,971
(Loss) Income from Continuing Operations Data:
(Loss) income before income taxes	(10,477)	(3,190)	14,652	16,101	13,504
Provision (benefit) for income taxes	83	(900)	5,903	6,582	5,672
(Loss) income from continuing operations	(10,560)	(2,290)	8,749	9,519	7,832
(Loss) Income from Continuing Operations Per Share
Basic	$(1.38)	$(0.30)	$1.15	$1.21	$0.91

(Loss) Income from Continuing Operations Per Share
Diluted	$(1.38)	$(0.30)	$1.12	$1.20	$0.89

Dividend Per Share	$0.00	$0.26	$5.00	$0.00	$0.00

Weighted Average Shares Outstanding—Basic	7,635	7,661	7,613	7,892	8,638

Weighted Average Shares Outstanding—Diluted	7,635	7,661	7,795	7,924	8,837

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Working capital, excluding assets held for sale	$23,477	$24,953	$27,640	$57,755	$46,717
Total assets	44,249	57,431	99,350	92,316	83,673
Long-term liabilities	1,817	1,629	828	541	295
Shareholders' equity	37,309	48,255	52,739	83,290	77,142

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

        The following table sets forth for the periods indicated operating results expressed in thousands of dollars and as a percentage of sales.

	Years Ended December 31,
	2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent
Sales	$62,446	100.0	$115,480	100.0	$141,371	100.0
Cost of sales	60,539	96.9	112,266	97.2	122,750	86.8
Gross profit	1,907	3.1	3,214	2.8	18,621	13.2
Selling, general and administrative	5,211	8.4	6,800	5.9	6,652	4.7
Impairment of fixed assets	3,745	6.0	—	0.0	—	0.0
Restructuring charges	3,567	5.7	—	0.0	—	0.0
(Loss) income from continuing operations	(10,616)	(17.0)	(3,586)	(3.1)	11,969	8.5
Other income, net	139	0.2	396	0.3	2,683	1.9
(Loss) income from continuing operations before income taxes	(10,477)	(16.8)	(3,190)	(2.8)	14,652	10.4

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Sales decreased $53.1 million, or 46%, to $62.4 million for 2002 from $115.5 million for 2001. The decrease in sales was mainly due to a 49% decrease in golf clubhead sales. Golf clubhead unit sales decreased 28% coupled with a decrease in average selling price of 21%. The Company believes that this decrease in sales of clubheads resulted substantially from loss of market share to Chinese competitors which are able to offer lower prices because of their lower labor costs. Titanium clubhead sales represented 36% and 57% of total sales for 2002 and 2001, respectively. Sales to Callaway Golf Company were $29.1 million and $58.1 million in 2002 and 2001, respectively, representing 47% and 50% of total sales for 2002 and 2001, respectively. There is no assurance that sales to Callaway will represent similar percentages of total sales in the future. Sales of non-golf products decreased 18% mainly due to a decline in medical sales.

        Gross profit decreased $1.3 million, or 41%, to $1.9 million for 2002 from $3.2 million for 2001. The gross profit margin was flat at 3% for both 2002 and 2001. The low gross margin in 2002 was mainly due to the significant decrease in sales and a shift in mix to proportionally more lower margin steel iron clubheads vs higher margin titanium golf clubheads. This compares to the low gross margin in 2001 which was due to decreased sales and increased costs, high titanium scrap rates in the first half of 2001, costs associated with the cessation of the aluminum compressor wheels operation and the abandonment of one of four facilities in Mexicali, Mexico. The significant decrease in sales for third and fourth quarter of 2002 in comparison to the first and second quarter of 2002 coupled with the shift in mix to lower margin steel iron clubheads and the development of new products for a new customer in the fourth quarter negatively impacted the gross margins for the third and fourth quarter of 2002 resulting in a gross loss for the third and fourth quarter of 2002 of $.3 million and $2.5 million, respectively.

        Selling, general and administrative expenses decreased $1.6 million or 24%, to $5.2 million for 2002 from $6.8 million for 2001. The decrease in expense was mainly due to decrease in payroll and related benefits and the curtailment of the Company's supplemental executive retirement plan.

        The Company experienced a significant diminishment of its golf clubhead sales and market share due principally to the increasing use by our customers of suppliers in China. The products made in China are at prices lower than those the Company is able to offer. As a result, the Company implemented a plan which substantially reduced its workforce, closed certain facilities and significantly decreased the space used by its Tijuana operations. As a result, certain assets were written down to estimated fair value, designated as "Held for Sale" or abandoned. One of the closed facilities located in Gardena, California manufactured titanium golf clubheads. The Company still has the capability to produce titanium golf clubheads at its facility in Rancho Dominguez, California.

        Impairment of Fixed Assets—The Company specifically identified fixed assets which were not in use and expected to be disposed of or held for sale. For the year ended December 31, 2002, the Company recorded impairment charges of $3.7 million, representing the difference between the carrying value of the assets and their estimated fair value less cost to sell in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Impairment or Disposal of Long Lived Assets" was effective January 1, 2002. Most of these assets were excess machinery and equipment resulting from the closing of the Gardena facility and two facilities in Mexicali, Mexico and the idling of approximately 65,000 square feet of the Tijuana facility.

        Assets Held for Sale—As of December 31, 2002, the Company classified $5.2 million as assets held for sale from property, plant and equipment in accordance with SFAS No. 144. These assets are mainly the land and buildings of the Gardena facility and other fixed assets, primarily machinery and equipment, not in use and available for immediate sale. In August 2002, the Gardena facility was listed with a real estate agent. The other fixed assets held for sale are expected to be sold at auction in May 2003. The assets held for sale are stated at the lower of their carrying amount or estimated fair value less the estimated cost to sell. In accordance with the requirements of SFAS No. 144, the consolidated balance sheet as of December 31, 2001 has been restated to reclassify the assets held for sale for comparative purposes, at the carrying value of such assets as of that date.

        Restructuring Charges—For the year ended December 31, 2002, restructuring charges totaled $3.6 million representing employee severance charges of $2.6 million and a charge for the estimated lease obligation, net of estimated sublease income, from the expected idling of approximately 65,000 square feet of the Tijuana, Mexico facility of $1.0 million. The Company involuntarily terminated 1,405 and 86 employees in the Company's facilities in Mexico and California, respectively. As of December 31, 2002, the accrued lease reserve for the Tijuana facility was approximately $1.0 million and the remaining severance accrual is not material.

        Mexicali Leases—In December 2001, the Company decided to abandon one of the Company's four leased facilities in Mexicali, Mexico. An accrual of $.4 million representing the estimated total lease obligation, net of estimated sublease income, was recorded as of December 31, 2001. During the third quarter of 2002, the landlord agreed to cancel this lease commitment and the remaining lease commitment on one other facility in Mexicali, Mexico. In exchange, the Company entered into an agreement with the same landlord to extend the leases on the two other facilities through December 31, 2007. The remaining accrual of $.2 million was considered a lease incentive, which will be offset against future rent expense for these facilities, on a straight-line basis, over the life of the new leases.

        CPAC Operations—In December 2001, the Company ceased the operations of its subsidiary, California Precision Aluminum Castings, Inc. ("CPAC"), which manufactured aluminum compressor wheels for automotive applications. An accrual of $.8 million for various exit activities was recorded as of December 31, 2001. During 2002, the Company used $.7 million of the initial accrual for the purpose intended and reversed $.1 million of the accrual mainly due to cash receipts on the equipment sale exceeding estimates. As of December 31, 2002, there was no remaining accrual.

        The Company has substantially completed the current plan of consolidation and downsizing.

        A full valuation allowance against the deferred tax asset balance of $3.8 million was charged to the provision for income taxes for the year ended December 31, 2002, representing the deferred tax asset balance at the beginning of the year and the increase in the deferred tax asset for the year ended December 31, 2002.

        The effective tax rate for 2002 was 35.9%, excluding the valuation allowance on the deferred tax assets, compared to 28.2% for 2001. The increase in effective tax rate was mainly due to permanent tax differences in Mexico and no goodwill amortization in fiscal 2002.

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

        Gross profit decreased $15.4 million, or 83%, to $3.2 million for 2001 from $18.6 million for 2000. The gross profit margin decreased to 3% in 2001 from 13% in 2000. The decrease in gross margin was mainly due to the decrease in sales of steel clubheads and increased costs, and high titanium clubhead scrap rates in the first half of 2001. In addition, gross margins were impacted by costs associated with the cessation of the aluminum compressor wheels operation and the abandonment of one of our four facilities in Mexicali, Mexico.

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

        Fixed Asset Impairment—The Company specifically identified fixed assets which were not in use and expected to be disposed of or held for sale. For the year ended December 31, 2002, the Company recorded impairment charges of $3.7 million, representing the difference between the carrying value of the assets and their estimated fair value.

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

        Accrued lease reserve—As of December 31, 2002, the Company accrued a lease reserve of approximately $1.0 million relating to the Tijuana facility representing the estimated lease obligation, net of the Company's best estimate of the future sublease income it expects to receive, resulting from the expected idling of approximately 65,000 square feet of the Tijuana, Mexico facility.

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

        Deferred Income Taxes—Deferred income taxes are recognized based on differences between the financial statement and the tax bases of assets and liabilities using presently enacted tax rates. The deferred tax asset balance is evaluated and reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets may not be realized. During the second quarter, the Company evaluated the need for a valuation allowance and determined that it was more likely than not that such assets would not be realized in the near future and, accordingly a valuation allowance was recorded equal to the balance of the deferred income taxes as of that date. Subsequent movements in the underlying gross deferred tax assets will change the valuation allowance recorded and as of December 31, 2002, the valuation allowance is equal to the deferred tax asset balance of $3.8 million. Due to uncertain economic conditions and the competitive environment, at this time, the Company is assuming that it will not be able to generate sufficient taxable income in the near future to realize the deferred tax asset. Should the Company determine that it will be able to realize all or part of this deferred tax asset in the future, the Company will reverse a portion or all of the valuation allowance and credit income tax expense in that period.

        Revenue recognition—The Company recognizes revenue when the following conditions are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and collectibility is reasonably assured. Generally, these criteria are met at the time products are shipped.

        Inventories—The Company values inventories at the lower of cost (determined on a first-in, first-out basis) or market. In determining cost, the Company considers idle facility expense to be a period charge rather than as a component of the inventory cost. Inventory is written off when it is considered inactive (or it is more likely than not that such inventory will not be sold). During 2002, the Company was able to sell inventory, which had previously been written off at its partially completed cost during fiscal year 2001, for a sales equivalent estimated value of approximately $.5 million. Such an event is believed to be unusual and is not expected to occur to this level in the future.

Liquidity and Capital Resources

        The Company's cash and cash equivalents position at December 31, 2002 was $15.7 million compared to $13.2 million on December 31, 2001, a increase of $2.5 million. Net cash provided by operating activities was $3.9 million for the year ended December 31, 2002. Depreciation and amortization of $3.8 million, and a decrease in receivables and inventories of $3.5 million and $4.1 million, respectively, impairment of fixed assets of $3.7 million and deferred tax assets of $2.6 million partially offset by the net loss of $10.6 million, an increase in prepaid expenses and other current assets of $1.5 million and a decrease in accounts payable and accrued liabilities of $2.0 million. Cash used in investing activities of $1.4 million consists primarily of $1.8 million of capital expenditures partially offset by proceeds from sale of fixed assets of $0.3 million.

        The Company has a defined benefit plan covering substantially all of its hourly union employees. The plan provides for a monthly benefit payable for the participant's lifetime commencing the first day of the month following the attainment of age sixty-five. In connection with the closing of the Company's Gardena facility during the third quarter of 2002, almost all of the employees represented by the union have been terminated. As a result, the plan is considered partially terminated and pension curtailment accounting adjustments have been reflected in income and in other comprehensive income for the year ended December 31, 2002. In addition, the board of directors approved an amendment to the plan to cease future plan benefit accruals, effective October 1, 2002.

        The discount rate used for determining future pension obligation is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The discount rate determined on this basis has decreased from 7% at September 30, 2001 to 6 1/2% at September 30, 2002. As of December 31, 2002, the actuarially computed projected benefit obligation was $2.9 million.

        The expected long term rate of return on plan assets was 6 1/2% per year beginning September 30, 2002. The determination of the long term rate of return was based on an asset allocation of up to a maximum of 75% of the portfolio in equities and the balance in fixed income or cash equivalents, softness in the equity markets over the past two years, consultation with our actuary and investment manager. The fair value of the plan assets at December 31, 2002 was $1.9 million.

        The result is a pension obligation of $1.0 million. The Company's funding policy is to contribute the minimum required contribution as determined by the Company's outside independent actuary. The Company expects to fund, out of its cash position, $.4 million in contributions to the plan during the fiscal year ended December 31, 2003.

        The Company has operating lease commitments arising in the ordinary course of business (see Note 10). As of December 31, 2002, the total gross operating lease commitments are $7.9 million: 2003—$1.2 million, 2004—$1.3 million, 2005—$1.5 million, 2006 and 2007—$1.6 million, and 2008 and thereafter—$.7 million. As of December 31, 2002, the Company has non-cancelable commitments to purchase raw materials totaling $.8 million.

        The Company has no long term debt. In response to declining sales, the Company reduced its workforce and has taken other steps in an effort to maintain its current cash position and to improve the financial outlook based on lower sales. The Company plans to use its current cash position and cash flow from operations to meet its current financing requirements.

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

	Year Ended December 31, 2002				Year Ended December 31, 2001
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in thousands, except per share data)
Sales	$21,956	$19,945	$12,436	$8,109	$27,303	$32,184	$31,197	$24,796
Gross profit (loss)	2,892	1,773	(281)	(2,477)	527	1,636	3,255	(2,204)
(Loss) income before taxes	1,323	(2,783)	(5,400)	(3,617)	(1,132)	(140)	1,713	(3,631)
(Benefit) provision for income taxes	600	1,360	(785)	(1,092)	(475)	192	525	(1,142)
Net (loss) income	723	(4,143)	(4,615)	(2,525)	(657)	(332)	1,188	(2,489)
Net (loss) income per share—
Basic	.09	(.54)	(.60)	(.33)	(.09)	(.04)	.16	(.33)
Net (loss) income per share—
Diluted	.09	(.54)	(.60)	(.33)	(.09)	(.04)	.16	(.33)

        The significant decrease in sales for third and fourth quarter of 2002 in comparison to the first and second quarter of 2002 coupled with the shift in mix to lower margin steel iron clubheads and the development of new products for a new customer in the fourth quarter negatively impacted the gross margins for the third and fourth quarter of 2002 resulting in a gross loss for the third and fourth quarter of 2002 of $.3 million and $2.5 million, respectively.

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

Backlog

        As of December 31, 2002, the Company had a backlog of approximately $7.7 million as compared to a backlog of approximately $15.1 million as of December 31, 2001. The Company believes that its current backlog is scheduled to be shipped in the ensuing four months. Although many of the Company's customers release purchase orders months prior to the requested delivery date, these orders are generally cancelable without penalty provided that no production has commenced. If production has commenced, an order is cancelable upon payment of the cost of production. Historically, the Company's backlog generally has been the highest in the second and third quarters due principally to seasonal factors. Backlog is not necessarily indicative of future operating results.

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

Item 7a.    Quantitative and Qualitative Disclosures About Market Risk.

        The Company has investments and pension plan assets which are subject to market risk.

Item 8.    Financial Statements and Supplementary Data.

        The information, other than quarterly information, required by this item is incorporated herein by reference to the consolidated financial statements and supplementary data listed in Item 15 of Part IV of this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by this Item with respect to directors is incorporated herein by reference to the information contained under the caption "Nomination and Election of Directors" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 12, 2003, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2002.

        Information with respect to executive officers is as follows:

Name	Age	Position
Hans H. Buehler	70	Chairman of the Board and Chief Executive Officer
Fernando J. Diaz	42	Senior Vice President, Mexico Operations
Norman Fujitaki	48	Chief Financial Officer and Secretary
Bryan Rolfe	50	Vice President, Sales and Marketing
Todd L. Smith	39	Executive Vice President, Operations

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

        Mr. Fujitaki joined the Company in 1994. He has served as Chief Financial Officer since April 1999. From 1994 to March 1999, he served as Corporate Controller. He previously was employed at Neutrogena Corporation, a manufacturer and marketer of skin and hair care products, for which he served as Corporate Controller from September 1988.

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

        The information required by this Item with respect to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the information contained under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 12, 2003, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2002.

Item 11.    Executive Compensation.

        The information required by this Item is incorporated herein by reference to the information contained under the caption "Executive Compensation and Other Information" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 12, 2003, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2002.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by this Item is incorporated herein by reference to the information contained under the captions "Voting Securities and Principal Shareholders" and "Stock Ownership of Management" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 12, 2003, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2002.

Item 13.    Certain Relationships and Related Transactions.

        The information required by this Item is incorporated herein by reference to the information contained under the caption "Certain Transactions" in the Proxy Statement relating to the Annual Meeting of Shareholders to be held on June 12, 2003, which will be filed with the Securities and Exchange Commission no later than 120 days after the close of the year ended December 31, 2002.

Item 14.    Controls and Procedures.

        The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the Company's published financial statements and other disclosures included in this report. Within the 90-day period prior to the date of this report, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14(c) and 15d-14 of the Securities Exchange Act of 1934. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the Securities and Exchange Commission within the required time periods.

        Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive Officer and Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.    Exhibits, Financial Statement Schedule and Reports on Form 8-K.

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

Dated: March 26, 2003	COASTCAST CORPORATION
	By:	/s/ HANS H. BUEHLER Hans H. Buehler, Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 2003.

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

CERTIFICATION

        I, Hans H. Buehler, Chief Executive Officer of Coastcast Corporation, certify that:

1.
I have reviewed this annual report on Form 10-K of Coastcast Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ HANS H. BUEHLER Hans H. Buehler Chief Executive Officer

CERTIFICATION

        I, Norman Fujitaki, Chief Financial Officer of Coastcast Corporation, certify that:

1.
I have reviewed this annual report on Form 10-K of Coastcast Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)
  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  b)
  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ NORMAN FUJITAKI Norman Fujitaki Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Coastcast Corporation:

        We have audited the accompanying consolidated balance sheets of Coastcast Corporation and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 28, 2003

COASTCAST CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
A S S E T S
Current assets:
Cash and cash equivalents	$15,727,000	$13,248,000
Trade accounts receivable, net of allowance for doubtful accounts of $125,000 and $200,000 at December 31, 2002 and 2001, respectively (Note 1)	3,805,000	7,293,000
Inventories (Note 2)	5,193,000	9,319,000
Prepaid income taxes	2,788,000	951,000
Prepaid expenses and other current assets	1,087,000	1,425,000
Deferred income taxes (Note 8)	—	264,000
Assets held for sale (Note 4)	5,178,000	7,437,000

Total current assets	33,778,000	39,937,000
Property, plant and equipment, net (Note 3 and 4)	9,216,000	13,690,000
Deferred income taxes (Note 8)	—	2,346,000
Investments (Note 5)	948,000	981,000
Other assets	307,000	477,000

	$44,249,000	$57,431,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,812,000	$3,196,000
Accrued liabilities (Note 6)	3,311,000	4,351,000

Total current liabilities	5,123,000	7,547,000
Deferred compensation (Note 7)	1,014,000	1,097,000
Pension liability (Note 7)	803,000	532,000

Total liabilities	6,940,000	9,176,000
Commitments and contingencies (Notes 10)
Shareholders' equity (Notes 9 and 11):
Series A Preferred stock, no par value, 200,000 shares authorized;
None issued and outstanding
Preferred stock, no par value, 1,800,000 shares authorized;
None issued and outstanding
Common stock, no par value, 20,000,000 shares authorized; 7,635,042 shares issued and outstanding as of December 31, 2002 and 2001	26,068,000	26,067,000
Retained earnings	11,875,000	22,435,000
Accumulated other comprehensive loss	(634,000)	(247,000)

Total shareholders' equity	37,309,000	48,255,000

	$44,249,000	$57,431,000

See accompanying notes to consolidated financial statements.

COASTCAST CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2002	2001	2000
Sales (Note 13)	$62,446,000	$115,480,000	$141,371,000
Cost of sales	60,539,000	112,266,000	122,750,000

Gross profit	1,907,000	3,214,000	18,621,000
Selling, general and administrative	5,211,000	6,800,000	6,652,000
Impairment of fixed assets (Note 4)	3,745,000	—	—
Restructuring charges (Note 4)	3,567,000	—	—

(Loss) income from operations	(10,616,000)	(3,586,000)	11,969,000
Other income, net	139,000	396,000	2,683,000

(Loss) income before income taxes	(10,477,000)	(3,190,000)	14,652,000
Provision (benefit) for income taxes (Note 8)	83,000	(900,000)	5,903,000

Net (loss) income	$(10,560,000)	$(2,290,000)	$8,749,000

NET (LOSS) INCOME PER SHARE (Note 12)
Net (loss) income per share—basic	$(1.38)	$(0.30)	$1.15

Weighted average shares outstanding	7,635,042	7,661,496	7,613,357

Net (loss) income per share—diluted	$(1.38)	$(0.30)	$1.12

Diluted weighted average shares outstanding	7,635,042	7,661,496	7,794,854

See accompanying notes to consolidated financial statements.

COASTCAST CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Years Ended December 31, 2002, 2001 and 2000

	Common Stock
				Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Retained Earnings		Total	Comprehensive Income (Loss)
BALANCE AT JANUARY 1, 2000	7,701,571	$26,964,000	$56,352,000	$(26,000)	$83,290,000	$—
Stock options exercised, including related income tax benefit (Note 11)	315,856	4,426,000			4,426,000
Repurchase of common stock	(375,658)	(5,543,000)			(5,543,000)
Unrealized gain on investments, net of income tax expense of $19,000				26,000	26,000	26,000
Cash dividend declared			(38,209,000)		(38,209,000)
Net income			8,749,000		8,749,000	8,749,000

BALANCE AT DECEMBER 31, 2000	7,641,769	25,847,000	26,892,000	—	52,739,000	$8,775,000

Stock options exercised, including related income tax benefit (Note 11)	34,273	443,000			443,000
Repurchase of common stock	(41,000)	(223,000)			(223,000)
Unrealized gain on investments, net of income tax expense of $1,000				1,000	1,000	$1,000
Minimum pension liability adjustment, net of income tax benefit of $176,000				(248,000)	(248,000)	(248,000)
Cash dividend declared			(2,167,000)		(2,167,000)
Net loss			(2,290,000)		(2,290,000)	(2,290,000)

BALANCE AT DECEMBER 31, 2001	7,635,042	26,067,000	22,435,000	(247,000)	48,255,000	$(2,537,000)

Unrealized loss on investments				(8,000)	(8,000)	$(8,000)
Minimum pension liability adjustment				(379,000)	(379,000)	(379,000)
Income tax benefit adjustment on stock options exercised during fiscal 2001		1,000			1,000
Net loss			(10,560,000)		(10,560,000)	(10,560,000)

BALANCE AT DECEMBER 31, 2002	7,635,042	$26,068,000	$11,875,000	$(634,000)	$37,309,000	$(10,947,000)

See accompanying notes to consolidated financial statements.

COASTCAST CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,560,000)	$(2,290,000)	$8,749,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,848,000	4,347,000	4,428,000
Goodwill amortization and impairment	—	231,000	28,000
Loss on disposal of machinery and equipment	35,000	487,000	21,000
Impairment of fixed assets	3,745,000	—	—
Loss (gain) on investments	28,000	(6,000)	50,000
Deferred compensation	(83,000)	269,000	287,000
Pension liability	172,000	99,000	—
Deferred income taxes	2,610,000	(585,000)	(144,000)
Changes in operating assets and liabilities:
Trade accounts receivable, net	3,488,000	5,000	1,881,000
Inventories	4,126,000	219,000	1,521,000
Prepaid expenses and other current assets	(1,499,000)	1,154,000	(1,573,000)
Accounts payable and accrued liabilities	(2,005,000)	(126,000)	(911,000)

Net cash provided by operating activities	3,905,000	3,804,000	14,337,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(1,790,000)	(3,589,000)	(3,735,000)
Proceeds from disposal of machinery and equipment	77,000	1,062,000	22,000
Proceeds from assets held for sale/impaired assets	226,000	—	—
Purchase of investments	(187,000)	(1,010,000)	(794,000)
Proceeds from sales/maturities of investments	184,000	989,000	742,000
Other assets	63,000	(20,000)	(27,000)

Net cash used in investing activities	(1,427,000)	(2,568,000)	(3,792,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock upon exercise of options, net of tax benefit	1,000	443,000	4,426,000
Dividends paid	—	(40,376,000)	—
Repurchase of common stock	—	(223,000)	(5,543,000)

Net cash provided by (used in) financing activities	1,000	(40,156,000)	(1,117,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,479,000	(38,920,000)	9,428,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	13,248,000	52,168,000	42,740,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$15,727,000	$13,248,000	$52,168,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash refunded during year for income taxes	$1,420,000	$2,467,000	$—

Cash paid during year for income taxes	$730,000	$998,000	$7,234,000

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cash dividend declared	$—	$—	$38,209,000

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

        Organization and Operations—Coastcast Corporation is incorporated under the laws of the State of California. The Company's principal business is the production of investment-cast golf clubheads, precision investment castings and related engineering for the medical and other commercial and industrial product industries. The Company sells its products to customers of varying strength and financial resources, principally located in the United States. The Company has two wholly-owned operating subsidiaries, incorporated under the laws of the Mexican maquiladora program and their principal activities are the production of golf clubheads.

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

        Revenue Recognition—Revenue is recognized when goods are shipped and title has transferred to the customer.

        Cash Equivalents—Cash equivalents consist of short-term investments with original maturities of three months or less.

        Concentration of Credit Risk—The Company's financial instruments that are exposed to credit risk consist primarily of accounts receivable. The Company grants credit to substantially all of its customers, performs ongoing credit evaluations of its customers' financial condition and maintains an allowance for potential credit losses. The Company's top two customers represented 46% and 77% of the accounts receivable balance as of December 31, 2002 and 2001, respectively. See also Note 13.

        Inventories—The Company values inventories at the lower of cost (determined on a first-in, first-out basis) or market. In determining cost, the Company considers idle facility expense to be a period charge rather than as a component of the inventory cost. Inventory is written off when it is considered inactive (or it is more likely than not that such inventory will not be sold).

        Property, Plant and Equipment—Property, plant and equipment are stated at cost. Depreciation and amortization are provided using primarily the straight-line method over the estimated useful lives of the related assets as follows:

Leasehold improvements	5-10 years
Machinery and equipment	5-7 years
Transportation	5-7 years
Furniture, fixtures and computers	3-7 years

        Impairment of Long-Lived Assets—Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses accounting and reporting for all long-lived tangible assets that are either held and used or disposed of through sale or other means. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or when an asset will no longer be used. If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of an asset, an impairment loss is recognized. In connection with its plan of restructuring, the Company recorded $3,745,000 in impairment charges. See Note 4.

        Investments—The Company classifies its marketable securities as available-for-sale. The assets are held in a rabbi trust designated to fund the Company's long term obligation related to its Supplemental Executive Retirement Plan ("SERP") and the assets are therefore also classified as long term. As such assets are subject to the claims of general creditors, they are not considered plan assets of the SERP. The securities held in the rabbi trust consist of cash and cash equivalents and equity securities of publicly traded companies. Such securities are stated at fair value based on quoted market prices. Unrealized gains or losses on fixed-maturity investments and equity securities are included in accumulated other comprehensive income (loss). Interest and dividend income, and gains and losses on sales of investments (computed on the specific identification method) are reflected as a component of other income, net. The Company evaluates the securities for other-than-temporary impairments based on analysis and discussion with its outside investment manager. No such losses were recorded for the year ended December 31, 2002.

        Income Taxes—Deferred income taxes are recognized based on differences between the financial statement and tax basis of assets and liabilities using presently enacted tax rates. Classification of deferred tax assets and liabilities corresponds with the classification of the underlying assets and liabilities which give rise to the temporary differences, or the period of expected reversal, as applicable. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2002, the valuation allowance was $3,844,000 (see Note 8).

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

        Share-Based Compensation—As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," the Company continues to account for its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees" and its related interpretations. However, SFAS No. 123 requires the disclosure of the effect on operating results had the Company adopted the fair value method. On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Furthermore, this statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company has elected not to implement this voluntary change for the year ended December 31, 2002. This statement did not have any impact on the consolidated financial statements as the Company has adopted the "disclosure only" provisions of SFAS No. 123. See proforma application of SFAS No. 123 in Note 11. The additional interim disclosure requirements will be reflected in the Company's prospective interim financial reports.

        The Company recognizes compensation expense on options granted with exercise prices greater than the market value of the shares on the date of grant. No compensation costs were recorded in the years ended December 31, 2002, 2001 and 2000, respectively.

        Reclassification—Certain amounts in 2001 have been reclassified to conform to the 2002 presentation.

        Recent Accounting Pronouncements—SFAS No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and other indefinite lived intangible assets will no longer be amortized but must be tested for impairment at least annually. This statement became effective in January 2002 and did not have any impact on the Company's consolidated financial statements.

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding. This interpretation is effective for fiscal years ending after December 15, 2002. The Company does not expect the adoption of this interpretation to have a material impact on the Company's financial position or results of operations.

        SFAS No. 143, "Accounting for Asset Retirement Obligations," which becomes effective for the Company on January 1, 2003, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets. It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset. The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset. If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The Company is evaluating, but has not yet determined the impact of the adoption of this standard on its financial position or results of operations.

        On July 30, 2002, FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS no. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this statement will have a material impact on its financial position or results of operations.

2.    INVENTORIES

        Inventories consist of the following:

	December 31,
	2002	2001
Raw materials and supplies	$2,961,000	$4,587,000
Tooling	73,000	245,000
Work-in-process	1,881,000	4,080,000
Finished goods	278,000	407,000

	$5,193,000	$9,319,000

        Included above are costs incurred for the production of tooling which is subsequently sold to customers upon acceptance of the first production unit.

3.    PROPERTY, PLANT AND EQUIPMENT

        Property, plant and equipment consist of the following:

	December 31,
	2002	2001
Leasehold improvements	$6,537,000	$6,873,000
Machinery and equipment	20,008,000	23,430,000
Transportation	963,000	1,197,000
Furniture, fixtures and computers	2,488,000	2,855,000

	29,996,000	34,355,000
Less: Accumulated depreciation and amortization	20,780,000	20,665,000

	$9,216,000	$13,690,000

        Depreciation and amortization expense for 2002, 2001 and 2000 was $3,848,000, $4,347,000 and $4,428,000, respectively.

4.    FIXED ASSET IMPAIRMENT, EMPLOYEE SEVERANCE AND OTHER RESTRUCTURING CHARGES

        The Company experienced a significant diminishment of its golf clubhead sales and market share due principally to the increasing use by our customers of suppliers in China. The products made in China are at prices lower than those the Company is able to offer. As a result, the Company implemented a plan which substantially reduced its workforce, closed certain facilities and significantly decreased the space used by its Tijuana operations. As a result, certain assets were written down to estimated fair value, designated as "Held for Sale" or abandoned. One of the closed facilities located in Gardena, California manufactured titanium golf clubheads. The Company still has the capability to produce titanium golf clubheads at its facility in Rancho Dominguez, California.

        SFAS No. 144, "Impairment or Disposal of Long Lived Assets" was effective January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long lived assets, balance sheet classification of long lived assets and provides guidance on implementation. See below "Fixed Asset Impairment" and "Assets Held for Sale" for the impact on the Company of SFAS No. 144 for the year ended December 31, 2002.

        Fixed Asset Impairment—The Company specifically identified fixed assets which were not in use and expected to be disposed of or held for sale. For the year ended December 31, 2002, the Company recorded impairment charges of $3,745,000, representing the difference between the carrying value of the assets and their estimated fair value, less cost to sell in accordance with the requirements of SFAS No. 144.

        Assets Held for Sale—As of December 31, 2002, the Company classified $5,178,000 as assets held for sale from property, plant and equipment in accordance with SFAS No. 144. These assets are mainly the land and buildings of the Gardena facility and other fixed assets, primarily machinery and equipment, not in use and available for immediate sale. In August 2002, the Gardena facility was listed with a real estate agent. The other fixed assets are expected to be sold at auction in May 2003. The assets held for sale are stated at the lower of their carrying amount or estimated fair value less the estimated cost to sell. In accordance with the requirements of SFAS No. 144, the consolidated balance sheet as of December 31, 2001 has been restated to reclassify the assets held for sale for comparative purposes, at the carrying value of such assets as of that date.

        Restructuring Charges—For the year ended December 31, 2002, restructuring charges totaled $3,567,000 representing employee severance charges of $2,593,000 and a charge for the estimated lease obligation, net of estimated sublease income, from the expected idling of approximately 65,000 square feet of the Tijuana, Mexico facility of $974,000, of which $24,000 was used during the fourth quarter of 2002. The Company involuntarily terminated 1,405 and 86 employees in the Company's facilities in Mexico and California, respectively. As of December 31, 2002, the accrued lease reserve for the Tijuana facility was $950,000, and the remaining severance accrual is not material.

        Mexicali Lease—In December 2001, the Company decided to abandon one of the Company's four leased facilities in Mexicali, Mexico. An accrual of $375,000 representing the estimated total lease obligation, net of estimated sublease income, was recorded as of December 31, 2001. During the third quarter of 2002, the landlord agreed to cancel this lease commitment and the remaining lease commitment on one other facility in Mexicali, Mexico. In exchange, the Company entered into an agreement with the same landlord to extend the leases on the two other facilities through December 31, 2007. The remaining accrual of $225,000 was considered a lease incentive, which will be offset against future rent expense for these facilities, on a straight-line basis, over the life of the new leases.

        CPAC Operations—In December 2001, the Company ceased the operations of its subsidiary, California Precision Aluminum Castings, Inc. ("CPAC"), which manufactured aluminum compressor wheels for automotive applications. An accrual of $775,000 for various exit activities was recorded as of December 31, 2001. During 2002, the Company used $657,000 of the initial accrual for the purpose intended and reversed $118,000 of the accrual mainly due to cash receipts on the equipment sale exceeding estimates. As of December 31, 2002, there was no remaining accrual.

        The Company has substantially completed the current plan of consolidation and downsizing.

5.    INVESTMENTS

        Investments as of December 31, 2002 consist of common stock investments in corporations with publicly quoted market prices and cash equivalents, both of which are classified as available for sale securities. The investments are held in a rabbi trust designated to fund the Company's long term obligation related to its Supplemental Executive Retirement Plan ("SERP"). Such investments are subject to the claims of general creditors. A summary of the investments is as follows:

	December 31,
	2002		2001
	Aggregate Fair Value	Cost Basis	Aggregate Fair Value	Cost Basis
Available for sale—equity	$688,000	$695,000	$728,000	$725,000
Available for sale—debt	—	—	36,000	38,000
Cash equivalents	260,000	260,000	217,000	217,000

	$948,000	$955,000	$981,000	$980,000

        As of December 31, 2002, the Company had gross unrealized holding gains from available for sale securities of $58,000 and gross unrealized holding losses from available for sale securities of $65,000. The Company has evaluated such unrealized losses for other-than-temporary impairment and, as of

December 31, 2002, does not believe such impairment exists, thus no impairment charge was recorded for the year ended December 31, 2002. Investment income is summarized as follows:

	Year Ended December 31,
	2002	2001	2000
Gross realized gains from sale—debt	$9,000	$4,000	$—
Gross realized losses from sale—debt	—	(1,000)	(4,000)
Gross realized gains from sale—equity	2,000	26,000	3,000
Gross realized losses from sale—equity	(39,000)	(24,000)	(68,000)
Accrued loss on trading securities held at year end	—	—	(8,000)
Investment income	14,000	21,000	60,000

	$(14,000)	$26,000	$(17,000)

6.    ACCRUED LIABILITIES

        Accrued liabilities consist of the following:

	December 31,
	2002	2001
Accrued payroll and related expenses	$782,000	$1,518,000
Accrued vacation	460,000	839,000
Accrued insurance	170,000	375,000
Accrued restructuring reserve (Note 4)	1,175,000	1,150,000
Other accrued expenses	724,000	469,000

	$3,311,000	$4,351,000

7.    RETIREMENT PLANS

        Pension Plan—The Company has a defined benefit plan covering substantially all of its hourly union employees. The plan provides for a monthly benefit payable for the participant's lifetime commencing the first day of the month following the attainment of age sixty-five in an amount equal to $9.50 to $11.40 multiplied by the participant's credited service. In connection with the closing of the Company's Gardena facility during the third quarter of 2002, almost all of the employees represented by the union were terminated. As a result, the Company recorded a loss related to the remaining unrecognized prior service cost, as of the curtailment date, and reclassified the minimum pension intangible asset to other comprehensive income. Effective October 1, 2002, the board of directors approved an amendment to the plan to cease future plan benefit accruals.

        The following table sets forth the plan's change in benefit obligation, change in plan assets and components of net pension cost:

	December 31,
	2002	2001
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,535,000	$2,287,000
Service cost	69,000	88,000
Interest cost	172,000	157,000
Actuarial loss from change in assumptions	225,000	97,000
Benefits paid	(146,000)	(94,000)

Benefit obligation at end of year	$2,855,000	$2,535,000

Change in Plan Assets:
Fair value of plan assets at beginning of year	$1,904,000	$2,156,000
Actual return on plan assets	(4,000)	(158,000)
Employer contribution	140,000	—
Benefits paid	(146,000)	(94,000)

Fair value of plan assets at end of year	$1,894,000	$1,904,000

Funded Status Reconciliation:
Funded status	$(961,000)	$(631,000)
Unrecognized actuarial loss	822,000	469,000
Unrecognized prior service cost	—	108,000
Unrecognized transition obligation	(19,000)	(45,000)

Accrued benefit cost	$(158,000)	$(99,000)

Amounts Recognized in the Consolidated Balance Sheet:
Accrued benefit liability	$(158,000)	$(99,000)
Intangible asset	—	108,000
Minimum pension liability	(803,000)	(532,000)

Net amount recognized	$(961,000)	$(523,000)

	Year Ended December 31,
	2002	2001	2000
Components of Net Pension Cost:
Service cost	$69,000	$88,000	$55,000
Interest cost	172,000	157,000	146,000
Expected return on plan assets	136,000	150,000	150,000
Amortization and deferral	(277,000)	(317,000)	(318,000)
Plan curtailment loss	99,000	—	—

Net pension cost	$199,000	$78,000	$33,000

        The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6 1/2% and 7% in 2002 and 2001, respectively. The expected long-term rate of return on assets was 6 1/2% and 7% in 2002 and 2001, respectively. The discount rate used for determining future pension obligation is based on a review of long-term bonds that receive one of the two highest ratings given by a recognized rating agency. The determination of the long term rate of return was based on an asset allocation of up to a maximum of 75% of the portfolio in equities and the balance in fixed income or cash equivalents, softness in the equity markets over the past two years and consultation with the Company's investment manager. The accumulated benefit obligation was $2,855,000 and $2,535,000 as of December 31, 2002 and 2001, respectively.

        401(k) Plan—Effective January 1, 1996, the Company adopted a retirement savings plan (the "401(k) Plan") pursuant to which all U.S. employees who satisfy the age and service requirements under the plan and who are not covered by collective bargaining agreements may defer compensation for income tax purposes under section 401(k) of the Internal Revenue Code of 1986. Participants may contribute up to 15% of their compensation up to the maximum permitted under federal law. The Company is obligated to contribute annually an amount equal to 25% of each participant's contribution up to 6% of that participant's annual compensation. In accordance with the provisions of the 401(k) Plan, the Company matched employee contributions in the amount of $59,000, $101,000 and $112,000 during 2002, 2001 and 2000, respectively.

        Supplemental Executive Retirement Plan—On September 1, 1996, the Company adopted a supplemental executive retirement plan (the "SERP") for certain key employees. Effective January 1, 1998, the SERP plan was amended and restated. The amended plan revised the benefit formula for participants and provided additional flexibility with respect to funding. Under the amended plan, benefits generally accrue ratably over 25 years of service at 2% per year (up to a maximum of 25 years of service) with the actual benefit being dependent on years of service with Company subject to the social security offset.

        As a result of the restructuring plan, the Company terminated a significant number of participants in the plan which resulted in curtailment of benefits. As a result, a net plan curtailment gain of $287,000 was recorded in selling, general and administrative expense for the year ended December 31, 2002.

        The following table sets forth the plan's change in benefit obligation, change in plan assets and components of net pension cost:

	December 31,
	2002	2001
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,361,000	$1,243,000
Service cost	85,000	130,000
Interest cost	90,000	87,000
Actuarial gain	(85,000)	(99,000)
Curtailment gain	(718,000)	—
Benefits paid	(10,000)	—

Benefit obligation at end of year	$723,000	$1,361,000

Funded Status Reconciliation:
Funded status	$(723,000)	$(1,361,000)
Unrecognized actuarial loss	(358,000)	(279,000)
Unrecognized prior service cost	67,000	165,000
Unrecognized transition obligation	—	378,000

Accrued benefit cost	$(1,014,000)	$(1,097,000)

	Year Ended December 31,
	2002	2001	2000
Components of Net Pension Cost:
Service cost	$85,000	$130,000	$134,000
Interest cost	90,000	87,000	94,000
Amortization and deferral	40,000	53,000	59,000
Curtailment gain	(287,000)	—	—

Net pension cost	$(72,000)	$270,000	$287,000

        The weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 6 1/2% and 7% for 2002 and 2001, respectively. The Company established an irrevocable rabbi trust with its assets designated to partially fund the Company's long term obligation under this plan. However, such assets are subject to the claims of general creditors of the Company (See Note 1). The funds in the trust are invested in marketable securities and are presented as an asset of the Company in the accompanying consolidated balance sheets. The accumulated benefit obligation as of December 31, 2002 and 2001 was $542,000 and $585,000, respectively.

        The pension plan assets and the investments in the rabbi trust are managed by a corporation which is partially owned by a director of the Company. For the year ended December 31, 2002, 2001 and 2000, the Company paid $31,000, $33,000 and $0, respectively, to the corporation for investment management services rendered.

        The Company does not provide any other post-retirement benefits to its employees.

8.    INCOME TAXES

        The provision (benefit) for income taxes is as follows:

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$(2,860,000)	$(1,523,000)	$4,159,000
State	(36,000)	175,000	949,000
Foreign	369,000	984,000	958,000

	(2,527,000)	(364,000)	6,066,000

Deferred:
Federal	1,590,000	123,000	(74,000)
State	469,000	(174,000)	(29,000)
Foreign	551,000	(485,000)	(60,000)

	2,610,000	(536,000)	(163,000)

	$83,000	$(900,000)	$5,903,000

        The actual provision (benefit) on income before income taxes differs from the statutory federal income tax rate due to the following:

	Years Ended December 31,
	2002	2001	2000
Federal income taxes at the statutory rate	$(3,667,000)	$(1,117,000)	$5,128,000
State income taxes, net of federal benefit	(265,000)	(74,000)	650,000
California investment tax credit	—	(59,000)	(95,000)
Mexico permanent differences	(140,000)	237,000	202,000
Valuation allowance	3,844,000	—	—
Other items	311,000	113,000	18,000

	$83,000	$(900,000)	$5,903,000

        The tax effects of items comprising the Company's net deferred income tax asset are as follows:

	December 31,
	2002	2001
Allowance for doubtful accounts	$52,000	$83,000
Deferred compensation	421,000	455,000
Accrued expenses	711,000	673,000
Inventory reserve	296,000	225,000
State income taxes	(319,000)	(154,000)
Depreciation	2,288,000	1,295,000
Other items	395,000	33,000

	3,844,000	2,610,000
Valuation allowance	(3,844,000)	—

	$—	$2,610,000

During the second quarter of fiscal 2002, the Company evaluated the need for a valuation allowance and determined that it was more likely than not that such assets would not be realized and, accordingly a valuation allowance was recorded equal to the balance of the deferred income taxes as of that date. Subsequent movements in the underlying gross deferred tax assets will change the valuation allowance recorded and as of December 31, 2002, the valuation allowance is equal to the deferred tax asset balance of $3,844,000. Due to uncertain economic conditions and the competitive environment, at this time, the Company is assuming that it will not be able to generate sufficient taxable income in the near future to realize the deferred tax asset. Should the Company determine that it will be able to realize all or part of this deferred tax asset in the future, the Company will reverse a portion or all of the valuation allowance and credit income tax expense in that period.

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

        The future minimum lease payments required under these leases as of December 31, 2002 are as follows:

Year Ending December 31,	Gross	Estimated Sublease Income	Net
2003	$1,259,000	$—	$1,259,000
2004	1,289,000	—	1,289,000
2005	1,551,000	131,000	1,420,000
2006	1,551,000	131,000	1,420,000
2007	1,551,000	131,000	1,420,000
Thereafter	732,000	44,000	688,000

	$7,933,000	$437,000	$7,496,000

        In developing the estimates for sublease income, the Company obtained information from its landlord and other third parties. Market conditions will affect the Company's ability to sublease the available portion of the facility on terms consistent with its estimates. The Company's ability to sublease the available space in accordance with its plan, or the negotiation of lease terms resulting in higher or lower sublease income than estimated, will affect the Company's future minimum lease obligation.

        Rent expense for 2002, 2001 and 2000 was $2,519,000, $2,234,000 and $1,816,000, respectively. As of December 31, 2002, the Company has non-cancelable commitments to purchase raw materials totaling $844,000.

        Litigation—The Company is a party to legal actions arising in the ordinary course of business, none of which, individually or in the aggregate, in the opinion of management, after consultation with counsel, is expected to have a material adverse effect on the financial position or results of operations of the Company.

        A member of the board of directors provides legal services to the Company. For the year ended December 31, 2002, 2001 and 2000, the Company paid $29,000, $19,000, and $52,000, respectively to this director for legal services rendered.

11.    STOCK OPTION PLANS

        Under the Company's 1996 Amended and Restated Employee Stock Option Plan ("1996 Employee Stock Option Plan"), a maximum of 1,950,000 shares of common stock may be issued pursuant to exercise of options granted to officers and key employees under the plan. Options may be granted under the plan at prices which are equal to or greater than the fair market value of the shares at the date of grant. The options become exercisable over a period of time as determined by the Board of Directors or a committee of directors and generally expire ten years from the date of grant or earlier following termination of employment. As of December 31, 2002, an aggregate of 869,489 shares had been purchased pursuant to the exercise of options granted under the plan, options to purchase an aggregate of 599,257 shares were outstanding (including options which were then exercisable to purchase 391,656 shares), and no shares were available for additional grants of options under the plan since plan expiration on December 31, 2001.

        Under the Company's 1995 Amended and Restated Non-Employee Director Stock Option Plan ("1995 Director Stock Option Plan"), a maximum of 200,000 shares of common stock may be issued pursuant to exercise of options granted under the plan to certain non-employee directors. Options are granted under the plan at prices equal to the fair market value of the shares at the date of grant. The options generally become exercisable over a three-year period of time and expire at the earlier of one year after the optionee ceases to be a director or ten years from the date of grant. As of December 31, 2002, an aggregate of 109,999 shares had been purchased pursuant to the exercise of options granted under the plan and options to purchase an aggregate of 60,001 shares were outstanding and exercisable, and no shares were available for additional grants of options under the plan, since on June 20, 2001, the Company shareholders approved the 2001 Non-Employee Director Stock Option Plan ("2001 Director Stock Option Plan").

        On June 20, 2001, the shareholders approved the 2001 Director Stock Option Plan. A maximum of 200,000 shares of common stock may be issued pursuant to exercise of options granted under the plan to certain non-employee directors. The options generally become exercisable over a three-year period of time and expire at the earlier of one year after the optionee ceases to be a director or ten years from the date of grant. As of December 31, 2002, no shares had been purchased pursuant to the exercise of options granted under the plan and options to purchase an aggregate of 160,000 shares were outstanding (including options which were then exercisable to purchase 49,999 shares), and 40,000 shares were available for additional grants of options under the plan.

        The following summarizes the Company's stock option activity under all arrangements for the three years ended December 31, 2002:

	Number of Options	Weighted Average Exercise Price
Balance, January 1, 2000	1,011,156	$13.86
Granted	54,500	15.41
Forfeited	(35,883)	14.52
Exercised	(315,856)	12.13

Balance, December 31, 2000	713,917	14.70
Granted	577,700	7.56
Forfeited	(122,571)	13.68
Exercised	(34,273)	9.00

Balance, December 31, 2001	1,134,773	11.35
Granted	70,000	3.28
Forfeited	(355,515)	10.44
Exercised	—	—

Balance, December 31, 2002	849,258	11.06

        The following table summarizes information about stock options outstanding at December 31, 2002:

Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/02	Weighted Average Exercise Price
$1.91—7.49	250,101	8.7	$5.90	10,001	$7.31
7.57—11.00	215,600	8.4	7.88	154,999	7.60
11.25—14.13	292,027	3.7	13.97	284,460	13.99
14.50—22.25	51,530	4.7	19.98	42,196	21.00
27.00—30.00	40,000	2.9	27.75	40,000	27.75

$1.91—30.00	849,258	6.4	11.06	531,656	13.60

        The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for options granted under its 1996 Employee Stock Option Plan or its 1995 and 2001 Director Stock Option Plan. However, in April 1996 the Company, outside of the foregoing option plans, granted 30,000 shares to a non-employee at an exercise price of $22.25 which expires in April 2006. An expense was recorded in 1996 for this non-employee stock option grant. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net (loss) income and (loss) earnings per share would have been changed to the pro forma amounts indicated below:

		Years Ended December 31,
		2002	2001	2000
Net (loss) income:	As reported	$(10,560,000)	$(2,290,000)	$8,749,000
Adjust for: Total stock-based compensation expense determined under the fair value method for all awards, net of tax		430,000	375,000	381,000

	Pro forma	$(10,990,000)	$(2,665,000)	$8,368,000

Net (loss) income per share—
basic	As reported	$(1.38)	$(0.30)	$1.15
	Pro forma	$(1.44)	$(0.35)	$1.10
Net (loss) income per share—
diluted	As reported	$(1.38)	$(0.30)	$1.12
	Pro forma	$(1.44)	$(0.35)	$1.06

        The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following weighted average assumptions were used in 2002, 2001 and 2000, respectively: dividend yield of 0%, 0% and 6.8%, expected volatility of 63%, 63% and 64%, risk-free interest rate of 3.8%, 4.8% and 6.3%, and expected term of 4.0, 4.0 and 4.0 years. The weighted average fair value per share of options granted in 2002, 2001 and 2000 was $1.67, $3.93 and $5.54, respectively.

12.    EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000
Numerator:
Net (loss) income	$(10,560,000)	$(2,290,000)	$8,749,000

Denominator:
Denominator for basic (loss) earnings per share— weighted average shares	7,635,042	7,661,496	7,613,357
Effect of dilutive securities:
Stock options	—	—	181,497

Denominator for diluted (loss) earnings per share— weighted average shares and assumed conversions	7,635,042	7,661,496	7,794,854

Basic (loss) earnings per share	$(1.38)	$(0.30)	$1.15

Diluted (loss) earnings per share	$(1.38)	$(0.30)	$1.12

        The anti-dilutive options as of December 31, 2002, 2001 and 2000 were 849,258, 1,134,773 and 95,930, respectively.

13.    BUSINESS SEGMENTS

        FASB No. 131 "Disclosures about Segments of an Enterprise and Related Information," requires companies to provide certain information about their operating segments. The Company's principal businesses are the production of precision investment-cast titanium and stainless steel golf products and precision investment-cast titanium and stainless steel non-golf products. The golf segment manufactures and sells golf clubheads. The non-golf segment sells other investment castings which include orthopedic implants and surgical tools, automotive, and other commercial and industrial products.

        The Company evaluates performance and allocates resources, in part, based on net sales or (loss) income from operations. The accounting policies of the reportable segments are generally the same as those described in the summary of significant accounting policies (Note 1).

        The Company's assets are located in the United States and Mexico. Export sales are not significant.

        The Company derived 47%, 19% and 16% of sales from its three top customers in 2002, 50% and 33% of sales from its two top customers in 2001, and 50% and 26% of sales from its two top customers in 2000.

        Summarized financial information concerning the Company's reportable segments is shown in the following table:

	Year Ended December 31,
	2002	2001	2000
Net sales:
Golf	$53,255,000	$104,283,000	$128,154,000
Non-golf	9,191,000	11,197,000	13,217,000

Total net sales	$62,446,000	$115,480,000	$141,371,000

(Loss) income from operations:
Golf	$(9,773,000)	$(1,900,000)	$9,535,000
Non-golf	(843,000)	(1,686,000)	2,434,000

Total (loss) income from operations	$(10,616,000)	$(3,586,000)	$11,969,000

Depreciation expense:
Golf	$3,332,000	$3,976,000	$4,275,000
Non-golf	516,000	371,000	153,000

Total depreciation expense	$3,848,000	$4,347,000	$4,428,000

Capital expenditures:
Golf	$1,668,000	$3,434,000	$2,791,000
Non-golf	122,000	155,000	944,000

Total capital expenditures	$1,790,000	$3,589,000	$3,735,000

	December 31,
	2002	2001
Identifiable assets:
Golf	$15,327,000	$26,620,000
Non-golf	4,314,000	5,484,000
Corporate	24,608,000	25,327,000

Total identifiable assets	$44,249,000	$57,431,000

Assets were allocated on a specific identification basis. Cash, assets held for sale, prepaid income taxes, deferred tax assets and investments are all classified as Corporate.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Coastcast Corporation:

        We have audited the consolidated financial statements of Coastcast Corporation and subsidiaries as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 28, 2003; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of Coastcast Corporation, listed in Item 15. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 28, 2003

COASTCAST CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Classification	Balance at Beginning of Period	(Charged)/ Credited to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2002	$(200,000)	54,000		21,000	$(125,000)
Year ended December 31, 2001	(200,000)				(200,000)
Year ended December 31, 2000	(500,000)	300,000			(200,000)

EXHIBIT INDEX

Exhibit Number	Description
3.1.1	Articles of Incorporation of the Company, as amended (1)
3.1.2	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6, 1993 (1)
3.2	Bylaws of the Company, as amended April 19, 2001 (12)
3.3	Certificate of Determination Series A Preferred Stock (10)
3.4	Rights Agreement, dated October 27, 2000 between the Company and ChaseMellon Shareholder Services, L.L.C., as Rights Agent (11)
4	Specimen Stock Certificate of the Company (1)
10.1*	1993 Amended and Restated Employee Stock Option Plan ("Employee Plan") (1)
10.2*	1996 Amended and Restated Employee Stock Option Plan ("Employee Plan") (4)
10.3*	1995 Amended and Restated Non-Employee Director Stock Option Plan ("Director Plan"), together with form of notice of grant and grant summary (2)
10.4*	2001 Non-Employee Director Stock Option Plan (12)
10.5	Agreement, dated June 12, 2000, between the Company and United Steelworkers of America (9)
10.6	Lease Agreement, dated December 20, 2002, between Coastcast Corporation, S.A. and Parque Industrial Mexicali, S.A. de C.V. for the facilities known as Mercurio #30 in Mexicali, Mexico
10.7	Lease Agreement, dated December 20, 2002, between Coastcast Corporation, S.A. and Parque Industrial Mexicali, S.A. de C.V. for the facilities known as Avenue Galaxia #50 in Mexicali, Mexico
10.8	Lease Agreement, dated September 1, 1997, between the Company and Watson Land Company for the facilities in Rancho Dominguez, California (5)
10.9
Lease Agreement, dated January 5, 1998, between Coastcast Tijuana, S. De R.L. De C.V. and Frederick Clarke Sanders, Jr., Frederick Sanders Flourie, Monique Sanders Flourie, Scott Michael Sanders Flourie and Carlo E. Muzquiz Davila for real estate in Tijuana, Baja California, Mexico (6)
10.10	Lease Guaranty Agreement, dated August 18, 1998, by the Company for the lease of the Tijuana facility (6)
10.11	Form of Indemnification Agreement (1)
10.12*	Amended and Restated Coastcast Corporation Selected Employees Pension Plan, as of October 1, 1997 (13)
10.13*	Coastcast Corporation 401(k) Retirement Plan, effective January 1, 1996 (2)
10.14*	Coastcast Corporation Supplemental Executive Retirement Plan, effective September 1, 1996 (3)
10.15*	First Amendment to Coastcast Corporation Supplemental Executive Retirement Plan, effective September 1, 1996 (3)
10.16*	Second Amendment to Coastcast Corporation Supplemental Executive Retirement Plan, dated February 18, 1997 (4)

10.17*	Coastcast Corporation Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 1998 (6)
10.18*	Coastcast Corporation Amended and Restated Supplemental Executive Retirement Plan, effective January 1, 1999 (8)
10.19*	Amended and Restated Trust Agreement by and between Coastcast Corporation and Imperial Trust Company, dated December 18, 1998 (6)
10.20*	Second Amendment to the Coastcast Corporation Grantor Trust (7)
21	Subsidiaries of the Company
23	Consent of Independent Auditors
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbenes-Oxley Act of 2002

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

(8)
Incorporated by reference to the exhibits to Form 10-K for the year ended December 31, 1999.

(9)
Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended September 30, 2000.

(10)
Incorporated by reference to the exhibits to Form 8-A filed on November 1, 2000.

(11)
Incorporated by reference to the exhibits to Form 8-K filed on November 1, 2000.

(12)
Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended June 30, 2001.

(13)
Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended September 30, 2002.

QuickLinks

COASTCAST CORPORATION ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
PART I
PART II
PART III
PART IV
SIGNATURES
CERTIFICATION
CERTIFICATION
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE
INDEPENDENT AUDITORS' REPORT
COASTCAST CORPORATION CONSOLIDATED BALANCE SHEETS
COASTCAST CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
COASTCAST CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Years Ended December 31, 2002, 2001 and 2000
COASTCAST CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
COASTCAST CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
COASTCAST CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
EXHIBIT INDEX