Form 10-Q
period 2003-03-31
COASTCAST CORP
filed 2003-05-14
CIK 914479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from to

Commission file number 1-12676

COASTCAST CORPORATION
(Exact name of registrant as specified in its charter)

CALIFORNIA	95-3454926
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3025 EAST VICTORIA STREET, RANCHO DOMINGUEZ, CA 90221
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (310)638-0595

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.              Yes  ☒                   No  ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).       Yes  ☐  No  ☒

At May 13, 2003 there were outstanding 7,635,042 shares of common stock, no par value.

COASTCAST CORPORATION

Forward Looking Statements

This document includes certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on management’s current expectations and are subject to uncertainty and changes in circumstances.  Actual results may differ materially from these expectations due to changes in political, economic, business, competitive, market and regulatory factors.

COASTCAST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$12,410,000	$15,727,000
Trade accounts receivable, net of allowance for doubtful Accounts of $125,000 at March 31, 2003 and at December 31, 2002	5,276,000	3,805,000
Inventories (Note 2)	5,742,000	5,193,000
Prepaid expenses and other current assets	4,065,000	4,144,000
Assets held for sale (Note 3)	5,093,000	5,178,000
Total current assets	32,586,000	34,047,000
Property, plant and equipment, net	8,600,000	9,216,000
Other assets	1,256,000	1,255,000
	$42,442,000	$44,518,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,598,000	$2,081,000
Accrued liabilities	3,399,000	3,311,000
Total current liabilities	5,997,000	5,392,000
Long term liabilities	1,831,000	1,817,000
Total liabilities	7,828,000	7,209,000
Commitments and contingencies
Shareholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized; None issued and outstanding
Common stock, no par value, 20,000,000 shares authorized; 7,635,042 shares issued and outstanding	26,068,000	26,068,000
Retained earnings	9,139,000	11,875,000
Accumulated other comprehensive loss	(593,000)	(634,000)
Total shareholders’ equity	34,614,000	37,309,000
	$42,442,000	$44,518,000

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002
Sales	$10,731,000	$21,956,000
Cost of sales	12,049,000	19,064,000
Gross (loss) profit	(1,318,000)	2,892,000
Selling, general and administrative expenses	1,250,000	1,603,000
Impairment of fixed assets	55,000	—
(Loss) income from operations	(2,623,000)	1,289,000
Other income, net	17,000	34,000
(Loss) income before income taxes	(2,606,000)	1,323,000
Provision for income taxes	130,000	600,000
Net (loss) income	$(2,736,000)	$723,000

NET (LOSS) INCOME PER SHARE (Note 5)
Net (loss) income per share – basic	$(0.36)	$0.09
Weighted average shares outstanding	7,635,042	7,635,042

Net (loss) income per share – diluted	$(0.36)	$0.09
Weighted average shares outstanding – diluted	7,635,042	7,636,792

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,736,000)	$723,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	677,000	1,022,000
Loss on disposal of machinery and equipment	—	3,000
Loss on disposal of assets held for sale	55,000	—
Deferred compensation	14,000	75,000
Pension liability	—	(99,000)
Deferred income taxes	—	23,000
Changes in operating assets and liabilities:
Trade accounts receivable	(1,471,000)	(3,155,000)
Inventories	(549,000)	(655,000)
Prepaid expenses and other current assets	79,000	738,000
Accounts payable and accrued liabilities	605,000	(596,000)
Net cash used in operating activities	(3,326,000)	(1,921,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(63,000)	(625,000)
Proceeds from disposal of machinery and equipment	2,000	15,000
Proceeds from assets held for sale	30,000	—
Other assets	40,000	40,000
Net cash provided by (used in) investing activities	9,000	(570,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	—	—
NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,317,000)	(2,491,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,727,000	13,248,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,410,000	$10,757,000

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of March 31, 2003, the related condensed consolidated statements of operations and cash flow for the three months ended March 31, 2003 and 2002 have been prepared by Coastcast Corporation (the “Company”) without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise noted) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at March 31, 2003 and for the period then ended.

Although the Company believes that the disclosure in the condensed consolidated financial statements is adequate for a fair presentation thereof, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  The December 31, 2002 audited statements were included in the Company’s annual report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 2002.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in that annual report.

The results of operations for the periods ended March 31, 2003 are not necessarily indicative of the results for the full year.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the March 31, 2003 presentation.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS 133.  FAS 149 is effective for contracts entered into or modified after June 30, 2003.  Management believes the adoption of FAS 149 will not have a significant affect on the Company’s results of operations or its financial condition.

SFAS No. 143, “Accounting for Asset Retirement Obligations,” which became effective for the Company on January 1, 2003, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets.  It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset.  The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset.  If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  The Company does not expect the adoption of this statement to have a material impact on the Company’s financial position or results of operations.

SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends SFAS No. 123, is effective for financial statements for fiscal years ending after December 15, 2002.  The Company has elected not to implement this voluntary change for the year ended December 31, 2002.  It is management’s assessment that this statement does not have any impact on the consolidated financial statements as the Company has adopted the “disclosure only” provisions of SFAS No. 123.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding.  This interpretation is effective for years ending after December 15, 2002.  The Company does not expect the adoption of this interpretation to have a material impact on the Company’s financial position or results of operations.

In January 2003, the FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”).  FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights.  Such entities are known as variable-interest entities.  The Company will apply the provisions of FIN 46 prospectively to any variable-interest entities created after January 31, 2003.  Since the Company has no current interests in variable-interest entities, the adoption of FIN 46 did not have a significant effect on the Company’s results of operations or its financial position.

2.  INVENTORIES

Inventories consisted of the following:

	March 31, 2003	December 31, 2002
Raw materials and supplies	$2,866,000	$2,961,000
Tooling	52,000	73,000
Work-in-process	2,310,000	1,881,000
Finished goods	514,000	278,000

	$5,742,000	$5,193,000

3.  ASSETS HELD FOR SALE AND OTHER RESTRUCTURING CHARGES

The Company experienced a significant diminishment of its golf clubhead sales and market share due principally to the increasing use by our customers of suppliers in China.  The products made in China are at prices lower than those the Company is able to offer.  As a result, during fiscal 2002, the Company implemented a plan which substantially reduced its workforce, closed certain facilities and significantly decreased the space used by its Tijuana operations.  Also, certain assets have been designated as “Held for Sale” or abandoned.  One of the closed facilities located in Gardena, California manufactured titanium golf clubheads.  The Company still has the capability to produce titanium golf clubheads at its facility in Rancho Dominguez, California.

Assets Held for Sale – As of March 31, 2003, the Company classified $5,093,000 as assets held for sale from property, plant and equipment in accordance with SFAS No. 144.  These assets are mainly the land and buildings of the Gardena facility and other fixed assets, primarily machinery and equipment, not in use and available for immediate sale.  In August 2002, the Gardena facility was listed with a real estate agent.  In March 2003, the Company entered into an agreement to sell the Gardena property to a third party.  The closing of this transaction is contingent upon the satisfaction or waiver of certain contingencies by the buyer.  If these contingencies are satisfied or waived by the buyer, the closing date is expected to be in late June 2003 unless an extension is requested under the agreement.   Most of the other fixed assets were sold at an auction held on May 1, 2003.  Preliminary estimated proceeds from the auction, net of estimated expenses, and proceeds from the sale of the electrical substations for the two abandoned facilities in Mexicali, Mexico to our landlord, less the estimated cost to dispose of unsold fixed assets were approximately $136,000.  Assets held for sale are stated at the lower of their carrying amount or estimated fair value less the estimated cost to sell.

Other Restructuring Charges – As of March 31, 2003, the balance in the accrued restructuring reserve was $1,103,000 compared to $1,175,000 as of December 31, 2002.  The reduction in the accrued restructuring reserve was due to utilization during the quarter ended March 31, 2003.  The accrued restructuring reserve is comprised of two components:  (i) the estimated lease obligation, net of estimated sublease income, from the expected idling of approximately 65,000 square feet of the Tijuana, Mexico facility, and (ii) the landlord’s cancellation of a lease commitment on one facility in Mexicali, Mexico, in exchange for the Company’s agreement to extend the lease on two facilities, which was considered a lease incentive.  This lease incentive is offsetting future rent expense on the two facilities, on a straight-line basis over the life of the extended leases.

4.  STOCK OPTIONS

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans.  Accordingly, no compensation expense has been recognized for options granted under its 1996 Employee Stock Option Plan or its 1995 and 2001 Director Stock Option Plan.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net (loss) income and (loss) earnings per share would have been changed to the pro forma amounts indicated below:

		Quarter ended March 31,
		2003	2002
Net (loss) income:	As reported	$(2,736,000)	$723,000

Adjust for: Total stock-based compensation expense determined under the fair value method for all awards, net of tax		69,000	123,000

	Pro forma	$(2,805,000)	$600,000

Net (loss) income per share - basic	As reported	$(0.36)	$0.09
	Pro forma	$(0.37)	$0.08

Net (loss) income per share - diluted	As reported	$(0.36)	$0.09
	Pro forma	$(0.37)	$0.08

5.  NET (LOSS) INCOME PER SHARE

Basic net (loss) income per share is based on the weighted average number of shares of common stock outstanding.  Diluted net (loss) income per share is based on the weighted average number of shares of common stock outstanding and dilutive potential common equivalent shares from stock options (using the treasury stock method).

6.             COMPREHENSIVE (LOSS) INCOME

Comprehensive (loss) income consisted of the following:

	Three Months Ended March 31,
	2003	2002
Net (loss) income	$(2,736,000)	$723,000
Unrealized gain on investments	41,000	13,000
Comprehensive (loss) income	$(2,695,000)	$736,000

7.     BUSINESS SEGMENTS

The Company’s management has organized its operations into 2 business segments:  Golf and Non-Golf.  The following tables set forth summarized financial information on the Company’s reportable segments:

	Three Months Ended March 31,
	2003	2002
Net sales:
Golf	$8,483,000	$19,585,000
Non-golf	2,248,000	2,371,000
Total net sales	10,731,000	21,956,000

(Loss) income from operations:
Golf	(2,582,000)	1,473,000
Non-golf	(41,000)	(184,000)
Total (loss) income from operations	$(2,623,000)	$1,289,000

	March 31, 2003	December 31, 2002
Identifiable assets:
Golf	$16,636,000	$15,596,000
Non-golf	4,584,000	4,314,000
Corporate	21,222,000	24,608,000
Total identifiable assets	$42,442,000	$44,518,000

Certain selling, general and administrative expenses were allocated based on a specific identification basis, with the remaining selling, general and administrative expenses allocated based on percent of sales.  Assets held for sale of $5,093,000 and $5,178,000, as of March 31, 2003 and December 31, 2002, respectively, are included in Corporate.

 8.  OTHER

On April 24, 2003, the Company announced that its board of directors voted (i) to establish a special committee of the board to consider whether it is in the Company’s best interest to remain an independent publicly traded company and (ii) to amend the Company’s Rights Agreement to permit Hans H. Buehler,

Chairman and CEO of the Company, to take certain preliminary actions in view of a potential acquisition of the Company.  Specifically, the amendment of the Company’s Rights Agreement allows Mr. Buehler to hold discussions, and take other actions for the purpose of formulating and submitting a bid with Paul A. Novelly (a member of the Company’s board of directors) and the Novelly Exempt Trust (a trust established by Mr. Novelly), without triggering the rights established in the Rights Agreement.

COASTCAST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales decreased 51.1% to $10.7 million for the three months ended March 31, 2003 from $21.9 million for the three months ended March 31, 2002.  The decline in sales was mainly due to a 57% decrease in golf sales for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  Golf clubhead unit volume sales decreased 34% for the three months ended March 31, 2003 from the comparable periods in 2002.  Titanium golf clubhead sales decreased 76% for the three months ended March 31, 2003 from the comparable period in 2002.  The Company believes that this decrease in sales of golf clubheads resulted principally from the loss of market share to Chinese competitors.  Non-golf sales decreased 5% for the three months ended March 31, 2003 from the comparable periods in 2002 primarily due to a decrease in medical sales.

Gross loss of $1.3 million for the three months ended March 31, 2003 compares to a gross profit of $2.9 million for the three months ended March 31, 2002.  The gross (loss) profit margin was (12.3%) for the three months ended March 31, 2003 compared to 13.2% for the comparable period in 2002.  The decrease in margin was primarily due to the lower sales volume, product mix shifting to steel iron clubheads, which have lower margins and much lower average unit selling prices than titanium golf clubheads and steel metal woods, and high scrap rates.  The Company is in the process of ramping up production for increasing unit volumes for the second quarter of 2003 but the massive downsizing over the prior years is impacting our present quality and efficiencies.  The Company is working diligently to get these issues under control and reduce current losses.

The Company experienced a significant diminishment of its golf clubhead sales and market share due principally to the increasing use by our customers of suppliers in China.  The products made in China are at prices lower than those the Company is able to offer.  As a result, during fiscal 2002, the Company implemented a plan which substantially reduced its workforce, closed certain facilities and significantly decreased the space used by its Tijuana operations.  Also, certain assets have been designated as “Held for Sale” or abandoned.  One of the closed facilities, located in Gardena, California manufactured titanium golf clubheads.  The Company still has the capability to produce titanium golf clubheads at its facility in Rancho Dominguez, California.

Assets Held for Sale – As of March 31, 2003, the Company classified $5.1 million as assets held for sale from property, plant and equipment in accordance with SFAS No. 144.  These assets are mainly the land and buildings of the Gardena facility and other fixed assets, primarily machinery and equipment, not in use and available for immediate sale.  In August 2002, the Gardena facility was listed with a real estate agent.  In March 2003, the Company entered into an agreement to sell the Gardena property to a third party.  The closing of this transaction is contingent upon the satisfaction or waiver of certain contingencies by the buyer.  If these contingencies are satisfied or waived by the buyer, the closing date is expected to be in late June 2003 unless an extension is requested under the agreement.   Most of the other 7fixed assets were sold at an auction held on May 1, 2003.  Preliminary estimated proceeds from the auction, net of estimated expenses, and proceeds from the sale of the electrical substations for the two abandoned facilities in Mexicali, Mexico to our landlord, less the estimated cost to dispose of unsold fixed assets were approximately $0.1 million.  The assets held for sale are stated at the lower of their carrying amount or estimated fair value less the estimated cost to sell.

Other Restructuring Charges – As of March 31, 2003, the balance in the accrued restructuring reserve was $1.1 million compared to $1.2 million as of December 31, 2002.  The reduction in the accrued restructuring reserve was due to utilization during the quarter ended March 31, 2003.  The accrued restructuring reserve is comprised of two components:  (i) the estimated lease obligation, net of estimated sublease income, from the expected idling of approximately 65,000 square feet of the Tijuana, Mexico facility, and (ii) the landlord’s cancellation of a lease commitment on one facility in Mexicali, Mexico, in exchange for the Company’s agreement to extend the lease on two facilities, which was considered a lease incentive.  This lease incentive is offsetting future rent expense on the two facilities, on a straight-line basis over the life of the extended leases.

There is no deferred tax asset balance as of March 31, 2003 and December 31, 2002 since a full valuation allowance has been provided for against the deferred tax asset balance as of the balance sheet dates.

The effective tax rate for the three months ended March 31, 2003 was (5.0%) compared to 45.4% for the comparable prior year period.  The tax rate for the quarter ended March 31, 2003 is based on the estimated income tax payable in Mexico, and no tax benefits realized for the loss before income tax benefit for federal or state income taxes purposes in the United States.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents position at March 31, 2003 was $12.4 million compared to $15.7 million on December 31, 2002, a decrease of $3.3 million.  Net cash used by operating activities was $3.3 million for the three months ended March 31, 2003.  The net cash used by operating activities included the net loss of $2.7 million, increases in receivables and inventories of $1.5 million and $0.5 million, respectively, offset by an increase in accounts payables and accrued liabilities of $0.6 million and depreciation and amortization of $0.7 million.

The Company has no long term debt.  In response to declining sales, the Company reduced its workforce and has taken other steps in an effort to maintain its current cash position and to improve the financial outlook based on lower sales.  The Company plans to use its current cash position and cash flow from operations to meet its current financing requirements.

OTHER

On April 24, 2003, the Company announced that its board of directors voted (i) to establish a special committee of the board to consider whether it is in the Company’s best interest to remain an independent publicly traded company and (ii) to amend the Company’s Rights Agreement to permit Hans H. Buehler, Chairman and CEO of the Company, to take certain preliminary actions in view of a potential acquisition of the Company.  Specifically, the amendment of the Company’s Rights Agreement allows Mr. Buehler to hold discussions, and take other actions for the purpose of formulating and submitting a bid with Paul A. Novelly (a member of the Company’s board of directors) and the Novelly Exempt Trust (a trust established by Mr. Novelly), without triggering the rights established in the Rights Agreement.

SUMMARY OF CRITICAL POLICIES AND ESTIMATES

See critical policies and estimates discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has investments and pension plan assets which are subject to market risk.

Item 4.  Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the Company’s published financial statements and other disclosures included in this report.  Within the 90-day period prior to the date of this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the Securities and Exchange Commission within the required time periods.

Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive Officer and Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

COASTCAST CORPORATION

PART II.  OTHER INFORMATION

Item 5.  Other Information

The following business risks, as disclosed in Part I, Item 1 “Business” on Form 10-K for the fiscal year ended December 31, 2002, are hereby incorporated by reference as though set forth fully herein:

Customer concentration
Competition
New products
New materials and processes
Manufacturing cost variations
Dependence on manufacturing plants in Mexico
Hazardous waste
Dependence on discretionary consumer spending
Seasonality; fluctuations in operating results
Reliance on key personnel
Shares eligible for future sale
Fluctuations in Callaway Golf Company share values
Shareholder rights plan could discourage acquisition proposals.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

3.1.1	Articles of Incorporation of the Company, as amended (1)
3.1.2	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6, 1993(1)
3.2	Bylaws of the Company, as amended April 19, 2001 (2)
10.1	Guaranty, dated March 28, 2003 by the Company for the lease of the Mexicali, Mexico facilities known as Mercurio #30
10.2	Guaranty, dated March 28, 2003 by the Company for the lease of the Mexicali, Mexico facilities known as Avenue Galaxia #50
11	Statement re: computation of per share earnings
99.1	Pages 7-9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (incorporated by reference to such Form 10-K filed with the Commission)
99.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)           Incorporated by reference to the exhibits to the Registration Statement on Form S-1 Registration No. 33-71294) filed on November 17, 1993, Amendment No. 2 filed on December 1, 1993, and Amendment No. 3 filed on December 9, 1993

(2)              Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended June 30, 2001

(b)  Reports on Form 8-K:

On April 24, 2003, the Company announced that its board of directors voted (i) to establish a special committee of the board to consider whether it is in the Company’s best interest to remain an independent publicly traded company and (ii) to amend the Company’s Rights Agreement to permit Hans H. Buehler, Chairman and CEO of the Company, to take certain preliminary actions in view of a potential acquisition of the Company.  Specifically, the amendment of the Company’s Rights Agreement allows Mr. Buehler to hold discussions, and take other actions for the purpose of formulating and submitting a bid with Paul A. Novelly (a member of the Company’s board of directors) and the Novelly Exempt Trust (a trust established by Mr. Novelly), without triggering the rights established in the Rights Agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTCAST CORPORATION

May 13, 2003	By	/s/ Hans H. Buehler
Dated	Hans H. Buehler
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

May 13, 2003	By	/s/ Norman Fujitaki
Dated	Norman Fujitaki
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

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

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

4.        The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date”); and

c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.        The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent function):

a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.        The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003

/s/ Norman Fujitaki
Norman Fujitaki
Chief Financial Officer