Form 10-Q
period 2003-06-30
COASTCAST CORP
filed 2003-09-25
CIK 914479

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003

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

At September 24, 2003 there were outstanding 7,635,042 shares of common stock, no par value.

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

COASTCAST CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30, 2003	December 31, 2002
A S S E T S
Current assets:
Cash and cash equivalents	$9,726,000	$15,727,000
Trade accounts receivable, net of allowance for doubtful accounts of $125,000 at June 30, 2003 and at December 31, 2002	6,844,000	3,805,000
Inventories (Note 2)	4,513,000	5,193,000
Prepaid expenses and other current assets	4,020,000	4,144,000
Assets held for sale (Note 3)	4,957,000	5,178,000
Total current assets	30,060,000	34,047,000
Property, plant and equipment, net (Note 4)	6,535,000	9,216,000
Other assets	1,356,000	1,255,000
	$37,951,000	$44,518,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,066,000	$2,081,000
Accrued liabilities (Note 3)	3,110,000	3,311,000
Total current liabilities	6,176,000	5,392,000
Long term liabilities	1,781,000	1,817,000
Total liabilities	7,866,000	7,209,000
Commitments and contingencies (Note 5)
Shareholders’ Equity:
Preferred stock, no par value, 2,000,000 shares authorized; None issued and outstanding
Common stock, no par value, 20,000,000 shares authorized; 7,635,042 shares issued and outstanding	26,068,000	26,068,000
Retained earnings	4,416,000	11,875,000
Accumulated other comprehensive loss	(490,000)	(634,000)
Total shareholders’ equity	29,994,000	37,309,000
	$37,951,000	$44,518,000

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,
	2003	2002

Sales	$13,133,000	$19,945,000
Cost of sales	14,839,000	18,172,000
Gross (loss) profit	(1,706,000)	1,773,000
Selling, general and administrative expenses	1,345,000	1,468,000
Impairment of fixed assets	1,560,000	1,750,000
Restructuring charges – employee termination benefits	—	1,433,000
Loss from operations	(4,611,000)	(2,878,000)
Other (expense) income, net	(2,000)	95,000
Loss before income taxes	(4,613,000)	(2,783,000)
Provision for income taxes	110,000	1,360,000
Net loss	$(4,723,000)	$(4,143,000)

NET LOSS PER SHARE (Note 5)
Net loss per share – basic and diluted	$(0.62)	$(0.54)
Weighted average shares outstanding	7,635,042	7,635,042

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended June 30,
	2003	2002

Sales	$23,864,000	$41,901,000
Cost of sales	26,888,000	37,236,000
Gross (loss) profit	(3,024,000)	4,665,000
Selling, general and administrative expenses	2,595,000	3,071,000
Impairment of fixed assets	1,615,000	1,750,000
Restructuring charges – employee termination benefits	—	1,433,000
Loss from operations	(7,234,000)	(1,589,000)
Other income, net	15,000	129,000
Loss before income taxes	(7,219,000)	(1,460,000)
Provision for income taxes	240,000	1,960,000
Net loss	$(7,459,000)	$(3,420,000)

NET LOSS PER SHARE (Note 5)
Net loss per share – basic and diluted	$(0.98)	$(0.45)
Weighted average shares outstanding	7,635,042	7,635,042

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,459,000)	$(3,420,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,328,000	2,105,000
Impairment of fixed assets	1,615,000	1,750,000
(Gain) loss on disposal of machinery and equipment	(9,000)	26,000
Deferred compensation	(36,000)	140,000
Pension liability	—	(99,000)
Deferred income taxes	—	2,433,000
Changes in operating assets and liabilities:
Trade accounts receivable	(3,039,000)	(716,000)
Inventories	680,000	1,905,000
Prepaid expenses and other current assets	126,000	(693,000)
Accounts payable and accrued liabilities	783,000	(896,000)
Net cash (used in) provided by operating activities	(6,011,000)	2,535,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(207,000)	(1,485,000)
Proceeds from disposal of machinery and equipment	9,000	53,000
Proceeds from assets held for sale	166,000	—
Other assets	42,000	3,000
Net cash provided by (used in) investing activities	10,000	(1,429,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash used in financing activities	—	—
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(6,001,000)	1,106,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	15,727,000	13,248,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,726,000	$14,354,000

See accompanying notes to condensed consolidated financial statements.

COASTCAST CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.  BASIS OF PRESENTATION

The condensed consolidated balance sheet as of June 30, 2003, the related condensed consolidated statements of operations and cash flow for the periods ended June 30, 2003 and 2002 have been prepared by Coastcast Corporation (the “Company”) without audit.  In the opinion of management, all adjustments (consisting only of normal recurring accruals, unless otherwise noted) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company at June 30, 2003 and for the periods then ended.

Although the Company believes that the disclosure in the condensed consolidated financial statements is adequate for a fair presentation thereof, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).  The December 31, 2002 audited statements were included in the Company’s annual report on Form 10-K under the Securities Exchange Act of 1934 for the year ended December 31, 2002.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in that annual report.

The results of operations for the periods ended June 30, 2003 are not necessarily indicative of the results for the full year.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the June 30, 2003 presentation.

As shown in the condensed consolidated financial statements, during the three and six month periods ended June 30, 2003, the Company incurred net losses of $4,723,000 and $7,459,000, respectively, and for the six month period ended June 30, 2003, used net cash in operations of $6,011,000.  These factors and the decrease in the sales of golf clubheads due to the loss of market share to Chinese competitors has placed significant financial strain on the Company.  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain successful operations.

In response to declining sales and negative operating cash flows, the Company has taken additional steps in an effort to maintain its current cash position and to improve the financial outlook based on lower sales.  These steps include but are not limited to, cost reductions (headcount and salary reductions and decreases in employee fringe benefits) and improvements in production yields and operating efficiencies.  After the planned cost reductions, the Company believes that it will need to generate at least $48.2 million in sales beginning in 2004 at a 6.2% gross margin rate in order to achieve break even cash flows.  The Company plans to use its current cash position, which includes $9,726,000 on hand, an expected fourth quarter 2003 tax refund of $3.2 million, and the minimum expected proceeds of $4,957,000 from the ultimate sale of its Gardena facility to meet its current financing requirements through the next 12 months.  Based on expected revenue levels and gross margin rates, together with the current cost structure, the Company projects negative operating cash flows of $2.6 million for the six months ending December 31, 2003.

In April 2003, the Company announced that it had taken certain actions, including the formation of a special committee of its Board of Directors and the amendment of its Rights Plan, to permit Hans H. Buehler (Mr. Buehler), Chairman and CEO of the Company, to take certain preliminary actions in view of a potential acquisition of the Company.  The press release issued by the Company in August 2003 stated that the special committee of the Board has engaged Fairmount Partners LLC (Fairmount), as financial advisor, to explore alternatives, including finding other interested buyers for the Company.

In September 2003, Mr. Buehler announced that he is no longer interested in pursuing an acquisition of the Company.  The special committee of the Board is continuing, with the assistance of Fairmount, to find suitable alternatives.  In addition, the Company announced that it is too expensive and not in the best interest of all the shareholders to continue as an SEC reporting company.  The Company, accordingly, will file a Form 15 with the SEC.  The resultant impact will be that the Company’s common stock will no longer be traded on the OTC Bulletin Board.

Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” which became effective for the Company on January 1, 2003, addresses the obligations and asset retirement costs associated with the retirement of tangible long-lived assets.  It requires that the fair value of the liability for an asset retirement obligation be recorded when incurred instead of over the life of the asset.  The asset retirement costs must be capitalized as part of the carrying value of the long-lived asset.  If the liability is settled for an amount other than the recorded balance, either a gain or loss will be recognized at settlement. The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan.  Any future expenses associated with exit or disposal activities after December 31, 2002 will be recognized as incurred in accordance with this statement.

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

The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its stock option plans.  Accordingly, no compensation expense has been recognized for options granted under its 1996 Employee Stock Option Plan or its 1995 and 2001 Director Stock Option Plan.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company’s net loss and loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss – As reported	$(4,723,000)	$(4,143,000)	$(7,459,000)	$(3,420,000)

Adjust for: Total stock-based compensation expense determined under the fair value method for all awards, net of tax	(72,000)	(110,000)	(141,000)	(233,000)

Net loss – Pro forma	$(4,795,000)	$(4,253,000)	(7,600,000)	$(3,653,000)

Net loss per share – basic and diluted
As reported	$(0.62)	$(0.54)	$(0.98)	$(0.45)
Pro forma	$(0.63)	$(0.56)	$(1.00)	$(0.48)

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” clarifies the requirements of a guarantor in accounting for and disclosing certain guarantees issued and outstanding.  This interpretation is effective for years ending after December 15, 2002.  The adoption of this interpretation did not have a material impact on the Company’s financial position or results of operations.

During March 2003, the FASB’s Emerging Issues Task Force (“EITF”) discussed proposed guidance under EITF Issue 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“Issue 03-1”) for assessing other-than-temporary impairment as applied to investments accounted for under the cost method or the equity method, including investments classified as either available-for-sale or held-to-maturity under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”.  The proposed guidance states that an impairment shall be deemed other than temporary unless positive evidence indicating that an investment’s carrying amount is recoverable within a reasonable period of time outweighs negative evidence to the contrary.  Under the proposed guidance, if an investment has been impaired for one year, it would be unlikely that sufficient objective and verifiable positive evidence would be available to support the recoverability of the investment’s carrying value to overcome the extent of the negative evidence, except for certain investments with noncontingent contractual future cash flows.  Although Issue 03-1 is still under discussion by the EITF, the Company believes that the proposed guidance will not have a significant affect on the Company’s results of operations or its financial position.

2.  INVENTORIES

Inventories consisted of the following:

	June 30, 2003	December 31, 2002

Raw materials and supplies	$2,650,000	$2,961,000
Tooling	138,000	73,000
Work-in-process	1,616,000	1,881,000
Finished goods	109,000	278,000

	$4,513,000	$5,193,000

3.  ASSETS HELD FOR SALE AND OTHER RESTRUCTURING CHARGES

The Company experienced a significant diminishment of its golf clubhead sales and market share due principally to the increasing use by the Company’s customers of suppliers in China.  The products made in China are at prices lower than those the Company is able to offer.  As a result, during fiscal 2002, the Company implemented a plan which substantially reduced its workforce, closed certain facilities and significantly decreased the space used by its Tijuana operations.  Also, certain assets have been designated as “Held for Sale” or abandoned.  One of the closed facilities located in Gardena, California manufactured titanium golf clubheads.  The Company still has the capability to produce titanium golf clubheads at its facility in Rancho Dominguez, California.

Assets Held for Sale – As of June 30, 2003, the Company classified $4,957,000 as assets held for sale from property, plant and equipment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets.  These assets represent the land and buildings of the Gardena facility.  In August 2002, the Gardena facility was listed with a real estate agent.  In March 2003, the Company entered into an agreement to sell the Gardena property to a third party.  This agreement was terminated by the buyer on July 11, 2003.  In late July 2003, the Company entered into another agreement to sell the property.  This agreement will be terminated in September 2003.  The Company intends to continue to market the property for sale.  Assets held for sale are stated at the lower of their carrying amount or estimated fair value less the estimated cost to sell.

Other Restructuring Charges – The accrued restructuring reserve consists of the following:

	Tijuana idle lease commitment	Mexicali lease incentive	Accrued restructuring reserve

Balance, January 1, 2003	$950,000	$225,000	$1,175,000

Utilization	(121,000)	(23,000)	(144,000)

Balance, June 30, 2003	$829,000	$202,000	$1,031,000

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

4.  IMPAIRMENT OF FIXED ASSETS

Effective January 1, 2002, the Company adopted SFAS No. 144.  This statement addresses accounting and reporting for all long lived tangible assets that are either held and used or dispose of through sale or other means.  The Company reviews long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or when an asset will no longer be used.  If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of an asset, an impairment loss is recognized.

As a result of indicators of fixed asset impairment driven by operating cash flow deficiencies during the six months ended June 30, 2003, it was necessary for the Company to have an independent fixed asset impairment analysis performed in accordance with SFAS No. 144.  The Company contracted an independent appraiser to perform the SFAS No. 144 impairment test.  The appraiser analyzed the recoverability of the carrying value of fixed assets comparing their net carrying value to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The sum of the undiscounted cash flows generated by the assets were based on revenue and operating projections provided by the Company for the ensuing five years and were determined not to be sufficient to recover the carrying value of the Company’s fixed assets.  As a result of this impairment, the Company’s fixed asset group, encompassing machinery, equipment, furniture and fixtures, autos and trucks and leasehold improvements, were written down to the estimated fair value of the assets at their eventual disposition based on an orderly liquidation approach.  Orderly liquidation value is defined as the estimated gross amount the assets should realize if sold piecemeal on a negotiated basis, given a reasonable amount of time in which to find a purchaser.  The independent appraiser determined that the Company’s fixed assets as of June 30, 2003 had a fair value of $6,535,000, resulting in an impairment of fixed assets charge of $1,560,000 for the quarter ended June 30, 2003.

5.  COMMITMENTS AND CONTINGENCIES

The Company is a party to legal actions arising in the ordinary course of business (mostly employee related matters), none of which, individually or in the aggregate, in the opinion of management, after consultation with counsel, will have a material adverse effect on the business or financial condition of the Company.

6.  NET LOSS PER SHARE

Basic net loss per share is based on the weighted average number of shares of common stock outstanding. Diluted net loss per share is based on the weighted average number of shares of common stock outstanding and dilutive potential common equivalent shares from stock options (using the treasury stock method).  For the three and six months ended June 30, 2003, all outstanding stock options have been excluded from the computation of net loss per share because their impact is antidilutive.

7. COMPREHENSIVE LOSS

Comprehensive loss consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss	$(4,723,000)	$(4,143,000)	$(7,459,000)	$(3,420,000)
Unrealized gain (loss) on investments	103,000	(14,000)	144,000	(1,000)
Excess of additional pension liability over unrecognized prior service cost	—	(176,000)	—	(176,000)
Comprehensive loss	$(4,620,000)	$(4,333,000)	$(7,315,000)	$(3,597,000)

8.  BUSINESS SEGMENTS

The Company’s management has organized its operations into 2 business segments:  Golf and Non-Golf. The following tables set forth summarized financial information on the Company’s reportable segments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales:
Golf	$11,153,000	$17,255,000	$19,636,000	$36,840,000
Non-golf	1,980,000	2,690,000	4,228,000	5,061,000
Total net sales	13,133,000	19,945,000	23,864,000	41,901,000

Loss from operations:
Golf	(4,464,000)	(2,857,000)	(7,046,000)	(1,384,000)
Non-golf	(147,000)	(21,000)	(188,000)	(205,000)
Total loss from operations	$(4,611,000)	$(2,878,000)	$(7,234,000)	$(1,589,000)

	June 30, 2003	December 31, 2002
Identifiable assets:
Golf	$15,142,000	$15,596,000
Non-golf	4,413,000	4,314,000
Corporate	18,396,000	24,608,000
Total identifiable assets	$37,951,000	$44,518,000

Certain selling, general and administrative expenses were allocated based on a specific identification basis, with the remaining selling, general and administrative expenses allocated based on percent of sales. The impairment of fixed assets of $1,560,000 for the quarter ended June 30, 2003 was charged to Golf.  Assets held for sale of $4,957,000 and $5,178,000, as of June 30, 2003 and December 31, 2002, respectively, are included in Corporate.

COASTCAST CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Sales decreased 34.2% and 43.0% to $13.1 million and $23.9 million for the three and six months ended June 30, 2003, respectively, from $19.9 million and $41.9 million for the three and six months ended June 30, 2002, respectively.  The decline in sales was mainly due to a 35.4% and 46.7% decrease in golf sales, mostly due to a decrease in unit volume, for the three and six months ended June 30, 2003 as compared to the three and six months ended June 30, 2002, respectively.  Titanium golf clubhead sales decreased 34.8% and 56.3% for the three and six months ended June 30, 2003 from the comparable periods in 2002.  The Company believes that this decrease in sales of golf clubheads resulted principally from the loss of market share to Chinese competitors.  Non-golf sales decreased 26.4% and 16.5% for the three and six months ended June 30, 2003 from the comparable periods in 2002 primarily due to a decrease in medical product sales due to a decrease in orders from the Company’s largest medical customer.

Gross loss of $1.7 million and $3.0 million for the three and six months ended June 30, 2003 compares to a gross profit of $1.8 million and $4.7 million for the three and six months ended June 30, 2002, respectively.  The gross (loss) profit margin was (13.0%) and (12.7%) for the three and six months ended June 30, 2003 compared to 8.9% and 11.1% for the comparable periods in 2002, respectively.  The significant decrease in margins was primarily due to the lower sales volume, high titanium scrap rates, rework costs and inefficiencies from ramping up production for the increased volume in the second quarter of 2003 after the massive downsizing over the prior years.

The Company experienced a significant diminishment of its golf clubhead sales and market share due principally to the increasing use by the Company’s customers of suppliers in China.  The products made in China are at prices lower than those the Company is able to offer.  As a result, during fiscal 2002, the Company implemented a plan which substantially reduced its workforce, closed certain facilities and significantly decreased the space used by its Tijuana operations.  Also, certain assets have been designated as “Held for Sale” or abandoned.  One of the closed facilities, located in Gardena, California manufactured titanium golf clubheads.  The Company still has the capability to produce titanium golf clubheads at its facility in Rancho Dominguez, California.

Assets Held for Sale – As of June 30, 2003, the Company classified $5.0 million as assets held for sale from property, plant and equipment in accordance with SFAS No. 144.  These assets represent the land and buildings of the Gardena facility.  In August 2002, the Gardena facility was listed with a real estate agent.  In March 2003, the Company entered into an agreement to sell the Gardena property to a third party.  This agreement was terminated by the buyer on July 11, 2003.  In late July 2003, the Company entered into another agreement to sell the property.  This agreement will be terminated in September 2003.  The Company intends to continue to market the property for sale.  Assets held for sale are stated at the lower of their carrying amount or estimated fair value less the estimated cost to sell.

Other Restructuring Charges – As of June 30, 2003, the balance in the accrued restructuring reserve was $1.0 million compared to $1.2 million as of December 31, 2002.  The reduction in the accrued restructuring reserve was due to utilization during the six months ended June 30, 2003.  The accrued restructuring reserve is comprised of two components:  (i) the estimated lease obligation, net of estimated sublease income, from the expected idling of approximately 65,000 square feet of the Tijuana, Mexico facility, and (ii) the landlord’s cancellation of a lease commitment on one facility in Mexicali, Mexico, in exchange for the Company’s agreement to extend the lease on two facilities, which was considered a lease incentive.  This lease incentive is offsetting future rent expense on the two facilities, on a straight-line basis over the life of the extended leases.

Impairment of Fixed Assets - Effective January 1, 2002, the Company adopted SFAS No. 144.  This statement addresses accounting and reporting for all long lived tangible assets that are either held and used or dispose of through sale or other means.  The Company reviews long lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable or when an asset will no longer be used.  If the sum of expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of an asset, an impairment loss is recognized.

As a result of indicators of fixed asset impairment driven by operating cash flow deficiencies during the six months ended June 30, 2003, it was necessary for the Company to have an independent fixed asset impairment analysis performed in accordance with SFAS No. 144.  The Company contracted an independent appraiser to perform the SFAS No. 144 impairment test.  The appraiser analyzed the recoverability of the carrying value of fixed assets comparing their net carrying value to the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the assets. The sum of the undiscounted cash flows generated by the assets were based on revenue and operating projections provided by the Company for the ensuing five years and were determined not to be sufficient to recover the carrying value of the Company’s fixed assets.  As a result of this impairment, the Company’s fixed asset group, encompassing machinery, equipment, furniture and fixtures, autos and trucks and leasehold improvements, were written down to the estimated fair value of the assets at their eventual disposition based on an orderly liquidation approach.  Orderly liquidation value is defined as the estimated gross amount the assets should realize if sold piecemeal on a negotiated basis, given a reasonable amount of time in which to find a purchaser.  The independent appraiser determined that the Company’s fixed assets as of June 30, 2003 had a fair value of $6.5 million, resulting in an impairment of fixed assets charge of $1.6 million for the quarter ended June 30, 2003.

There is no deferred tax asset balance as of June 30, 2003 and December 31, 2002 since a full valuation allowance has been provided for against the deferred tax asset balance as of the balance sheet dates.

The effective tax rate for the six months ended June 30, 2003 was (3.3%) compared to 32.5%, excluding the valuation allowance on the deferred tax asset as of June 30, 2002, for the comparable prior year period.  The tax rate for the six months ended June 30, 2003 is based on the estimated income tax payable in Mexico, and no tax benefits realized for the loss before income tax benefit for federal or state income taxes purposes in the United States.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s cash and cash equivalents position at June 30, 2003 was $9.7 million compared to $15.7 million on December 31, 2002, a decrease of $6.0 million.  Net cash used by operating activities was $6.0 million for the six months ended June 30, 2003.  The net cash used by operating activities included the net loss of $7.5 million, increases in receivables of $3.0 million offset by the impairment of fixed assets of $1.6 million, depreciation and amortization of $1.3 million, an increase in accounts payables and accrued liabilities of $0.8 million and an increase in inventories of $0.7 million.

As shown in the condensed consolidated financial statements, during the three and six month periods ended June 30, 2003, the Company incurred net losses of $4.7 million and $7.5 million, respectively, and for the six month period ended June 30, 2003, used net cash in operations of $6.0 million.  These factors and the decrease in the sales of golf clubheads due to the loss of market share to Chinese competitors has placed significant financial strain on the Company.  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain successful operations.

In response to declining sales and negative operating cash flows, the Company has taken additional steps in an effort to maintain its current cash position and to improve the financial outlook based on lower sales.  These steps include but are not limited to, cost reductions (headcount and salary reductions and decreases in employee fringe benefits) and improvements in production yields and operating efficiencies.  After the planned cost reductions, the Company believes that it will need to generate at least $48.2 million in sales beginning in 2004 at a 6.2% gross margin rate in order to achieve break even cash flows.  The Company plans to use its current cash position, which includes $9.7 million on hand, an expected fourth quarter 2003 tax refund of $3.2 million, and the minimum expected proceeds of $4.9 million from the ultimate sale of its Gardena facility to meet its current financing requirements through the next 12 months.  Based on expected revenue levels and gross margin rates, together with the current cost structure, the Company projects negative operating cash flows of $2.6 million for the six months ending December 31, 2003.

In April 2003, the Company announced that it had taken certain actions, including the formation of a special committee of its Board of Directors and the amendment of its Rights Plan, to permit Hans H. Buehler, Chairman and CEO of the Company, to take certain preliminary actions in view of a potential acquisition of the Company.  The press release issued by the Company in August 2003 stated that the special committee of the Board has engaged Fairmount Partners LLC (Fairmount), as financial advisor, to explore alternatives, including finding other interested buyers for the Company.

In September 2003, Mr. Buehler announced that he is no longer interested in pursuing an acquisition of the Company.  The special committee of the Board is continuing, with the assistance of Fairmount, to find suitable alternatives.  In addition, the Company announced that it is too expensive and not in the best interest of all the shareholders to continue as an SEC reporting company.  The Company, accordingly, will file a Form 15 with the SEC.  The resultant impact will be that the Company’s common stock will no longer be traded on the OTC Bulletin Board.

SUMMARY OF CRITICAL POLICIES AND ESTIMATES

See critical policies and estimates discussed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company has investments and pension plan assets which are subject to market risk.

Item 4.  Controls and Procedures

The Company maintains a system of internal controls and procedures designed to provide reasonable assurance as to the reliability of the Company’s published financial statements and other disclosures included in this report.  As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that the

Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the Securities and Exchange Commission within the required time periods.

Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive Officer and Chief Financial Officer, there have been no significant changes in such controls or in other factors that could have significantly affected those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

COASTCAST CORPORATION

PART II.  OTHER INFORMATION

Item 4.  Submission of Matter to a Vote of Securities Holders

The Company held its annual meeting of shareholders on June 12, 2003.  The following matters were voted on and approved by the shareholders.

1.  Election of Directors to hold office until the 2004 Annual Meeting:

	Votes For	Votes Withheld
Hans H. Buehler	6,059,007	217,951
Robert H. Goon	6,059,107	217,851
Edwin A. Levy	6,059,107	217,851
Gary V. Meloni	6,059,107	217,851
Lee E. Mikles	6,059,107	217,851
Paul A. Novelly	6,059,107	217,851
Luann G. Smith	6,059,107	217,851

2.  Approval of the Coastcast Corporation 2003 Employee Stock Option Plan:  holders of 5,265,331 shares voted for the proposal, holders of 635,988 shares voted against the proposal, and holders of 375,639 shares abstained from voting on such proposal.

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

Seasonality; fluctuations in operating results

Reliance on key personnel

Shares eligible for future sale

Fluctuations in Callaway Golf Company share values

Shareholder rights plan could discourage acquisition proposals.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

3.1.1	Articles of Incorporation of the Company, as amended (1)
3.1.2	Certificate of Amendment of Articles of Incorporation filed with the California Secretary of State on December 6, 1993 (1)
3.2	Bylaws of the Company, as amended April 19, 2001 (2)
10.1	First Amendment to Lease, dated April 21, 2003, between the Company and Watson Land Company
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Pages 7-9 of Registrant’s Annual Report on Form 10-K for the year ended December 31, 2002 (incorporated by reference to such Form 10-K filed with the Commission)

(1)     Incorporated by reference to the exhibits to the Registration Statement on Form S-1 (Registration No. 33-71294) filed on November 17, 1993, Amendment No. 2 filed on December 1, 1993, and Amendment No. 3 filed on December 9, 1993

(2)     Incorporated by reference to the exhibits to Form 10-Q for the fiscal quarter ended June 30, 2001

(b)  Reports on Form 8-K:

The Company had entered into an agreement to sell the property owned by the Company located at 14800-14921 Maple Avenue in Gardena, California (the “Property”).  On June 11, 2003, the Company received written notice from the buyer under this agreement that the buyer elected to terminate the agreement pursuant to its terms.  The Company intends to continue to market the Property for sale.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COASTCAST CORPORATION

September 24, 2003	By	/s/ Hans H. Buehler
Dated	Hans H. Buehler
Chief Executive Officer (Duly Authorized and Principal Executive Officer)

September 24, 2003	By	/s/ Norman Fujitaki
Dated	Norman Fujitaki
Chief Financial Officer (Duly Authorized and Principal Financial Officer)